Form 10-K
period 2014-12-31
Energy 11, L.P.
filed 2015-04-14
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15(d)-2

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-1581552

ENERGY 11, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	46-3070515
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

120 W 3rd Street, Suite 220
Fort Worth, Texas	76102
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (817) 882-9192

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established public market for the registrant's limited partnership interests. The registrant is currently conducting the ongoing initial public offering of its limited partnership interests pursuant to its registration statement on Form S-1 (File No. 333-197476) at a per unit price of up to $20. The aggregate market value of the registrant's limited partnership interest held by non-affiliates of the registrant as of June 30, 2014, was $0.

As of March 31, 2015, the Partnership had no Common Units outstanding.

Explanatory Note

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year, then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Energy 11, L.P.’s Registration Statement on Form S-1 did not contain the certified financial statements for the year ended December 31, 2014, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, Energy 11, L.P. (and in lieu of filing a full annual report on Form 10-K) is hereby filing such certified financial statements with the SEC under cover of the facing page of an “Annual Report on Form 10-K”.

Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

2

ENERGY 11, L.P.

Special report on Form 10-K
Under Rule 15d-2 of the Securities Exchange Act of 1934

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2014 and December 31, 2013	F-3
Statements of Operations for the year ended December 31, 2014 and for the period July 9, 2013 (initial capitalization) through December 31, 2013	F-4
Statements of Partners' Equity (Deficit) for the year ended December 31, 2014 and for the period July 9, 2013 (initial capitalization) through December 31, 2013	F-5
Statements of Cash Flows for the year ended December 31, 2014 and for the period July 9, 2013 (initial capitalization) through December 31, 2013	F-6
Notes to Financial Statements	F-7

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Energy 11, L.P.

We have audited the accompanying balance sheet of Energy 11, L.P. (a Delaware limited partnership) (the “Partnership”) as of December 31, 2014, and the related statements of operations, partners’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy 11, L.P. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing General Partner of Energy 11, L.P.

We have audited the accompanying balance sheets of Energy 11, L.P. (the “Partnership”) as of December 31, 2013 and July 9, 2013 (initial capitalization), and the related consolidated statement of operations, partners’ equity and cash flows for the period July 9, 2013 (initial capitalization) through December 31, 2013.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Energy 11, L.P. at December 31, 2013 and July 9, 2013 (initial capitalization), and the results of its operations and its cash flows for the period July 9, 2013 (initial capitalization) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

April 29, 2014

Energy 11, L.P.
(A Delaware Limited Partnership)
Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Cash	$94	$94
Deferred offering costs and other assets	1,449,930	268,488

Total Assets	$1,450,024	$268,582

Liabilities and Partners’ Equity (Deficit)
Due to general partner member	$1,232,675	$271,338
Accrued expenses	390,000	6,300

Total Liabilities	1,622,675	277,638

Limited partner’s capital	(170,924)	(8,965)
General partner’s capital	(1,727)	(91)

Total Partners’ Equity (Deficit)	(172,651)	(9,056)

Total Liabilities and Partners’ Equity (Deficit)	$1,450,024	$268,582

See accompanying notes to the financial statements.

Energy 11, L.P.
(A Delaware Limited Partnership)
Statements of Operations

		For the period
		from July 9, 2013
	Year Ended	(initial capitalization) through
	December 31, 2014	December 31, 2013
Revenue	$-	$-

General and administrative expenses	163,595	10,056

Net loss	$(163,595)	$(10,056)

See accompanying notes to the financial statements.

Energy 11, L.P.
(A Delaware Limited Partnership)
Statement of Partners' Equity (Deficit)

	Limited Partner		General Partner		Total Partners'
	Ownership %	Amount	Ownership %	Amount	Equity/(Deficit)

Initial capitalization July 9, 2013	99%	$990	1%	$10	$1,000
2013 Net loss	-	(9,955)	-	(101)	(10,056)
Balance December 31, 2013	99%	(8,965)	1%	(91)	(9,056)

2014 Net loss	-	(161,959)	-	(1,636)	(163,595)
Balance December 31, 2014	99%	$(170,924)	1%	$(1,727)	$(172,651)

See accompanying notes to the financial statements.

Energy 11, L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows

		For the period
		from July 9, 2013
	Year Ended	(initial capitalization) through
	December 31, 2014	December 31, 2013

Cash flow from operating activities:
Net loss	$(163,595)	$(10,056)
Changes in operating assets and liabilities:
Accrued expenses and due to general partner member	163,595	10,046

Net cash flow used in operating activities	-	(10)

Cash flow from investing activities	-	-

Cash flow from financing activities
Cash paid for offering costs	-	(896)

Net cash used in financing operations	-	(896)

Decrease in cash and cash equivalents	-	(906)
Cash and cash equivalents, beginning of period	94	1,000

Cash and cash equivalents, end of period	$94	$94

Supplemental information:
Accrued deferred offering costs and other assets	$1,181,442	$267,592

See accompanying notes to the financial statements.

Energy 11, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
December 31, 2014

(1)      Partnership Organization

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “Units”) on a “best efforts” basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 Units. The Company’s offering was declared effective by the Securities and Exchange Commission on January 22, 2015.  Upon raising a minimum of $25,000,000, the holders of the Units will be admitted and the Partnership will commence operations.

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the Units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the Units on a national securities exchange, and (iv) permit holders of Units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the Units primarily will be used to acquire producing and non-producing oil and natural gas properties onshore in the United States, and to develop those properties.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The organizational limited partner is DMOG, LLC (wholly owned by one of the members of the General Partner). The General Partner manages and controls the business affairs of the Partnership. Pursuant to the terms of a management agreement, the Partnership plans to engage a manager, to provide management and operating services regarding substantially all aspects of the Partnership’s operations. David Lerner Associates, Inc. (the “Managing Dealer”), will act as the dealer manager for the offering of the Units.

The Partnership’s fiscal year ends on December 31.

(2)      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

Offering costs will be deferred and recorded as deferred offering costs until the commencement of the Partnership’s offering.  Upon commencement of the Partnership’s offering these costs will be recorded as a reduction to Partners’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Oil and Gas Properties

The Partnership will use the successful efforts method of accounting for oil and gas costs associated with property acquisitions and exploration and development activities. Costs to acquire leaseholds and mineral interests in crude oil and natural gas properties will be capitalized when incurred. Drilling costs of successful wells and developmental dry holes will be capitalized and amortized. The costs of exploratory wells will be initially capitalized, but expensed if and when the well is determined to be nonproducing. Geological and geophysical costs, production costs, and general company overhead will all be expensed as incurred. Capitalized costs will be amortized using the unit-of-production method based on proved oil and natural gas reserves for leasehold costs and proven developed oil and natural gas reserves for exploration and development costs. Unproven oil and natural gas leasehold costs will be assessed for impairment at the property level on a quarterly basis or when events and circumstances indicate the carrying amount may not be recoverable. Capitalized costs related to proven properties will be assessed for impairment quarterly or when events or circumstances indicate the carrying value may not be recoverable. The impairment assessment for proven properties will be based on a logical asset grouping of wells within a producing field or geological formation. These assessments will utilize estimates of future discounted net cash flows. Significant judgments and assumptions in these assessments will include estimates of future oil, natural gas liquids, and natural gas prices, projected drilling plans and expected capital costs. The value of cash flows associated with probable and possible reserves will be risk adjusted.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns will be subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Recent Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to revenue recognition, which amends the former guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  The Partnership is currently evaluating the impact of this pronouncement.

(3)      Capital Contribution and Partners’ Equity

The General Partner and organizational limited partner have made initial capital contributions totaling $1,000 to the Partnership.  Upon closing of the minimum offering the organizational limited partner will withdraw, its initial capital contribution of $990 will be returned, the General Partner will receive Incentive Distribution Rights (defined below), and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the Units.

The Company intends to raise capital through a “best-efforts” offering of Units by the Managing Dealer. Under the agreement with the Managing Dealer, the Managing Dealer will receive a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the Units sold.  The Managing Dealer will also be paid a contingent incentive  fee which is a cash payment of up to an amount equal to 4% of gross proceeds of the Units sold as outlined in the prospectus based on the performance of the Partnership.  The planned fees under the Dealer Manager Agreement have changed from the December 31, 2013 financial statements.

The minimum offering must be sold before January 23, 2017 or the offering will terminate and investors’ subscription payments   will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account. In addition, pursuant to the Partnership Agreement, the Partnership expects to issue to a Manager 100,000 class B units.

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of Units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights or with respect to class B units and will not make the contingent, incentive payments to the Managing Dealer, until Payout occurs.

The Partnership Agreement provides that Payout occurs on the day when the aggregate amount distributed with respect to each of the Units equals $20.00 plus the Payout Accrual.  The Partnership Agreement defines “Payout Accrual” as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time.  The Partnership Agreement defines Net Investment Amount initially as $20.00 per Unit, regardless of the amount paid for the Unit.  If at any time the Partnership distributes to holders of Units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the Managing Dealer as its contingent, incentive fee until the Managing Dealer receives incentive fees equal to 4% of the gross proceeds of the offering of common units; and then

•	Thereafter, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the holders of the Units.

The distribution structure under the Partnership Agreement has changed from the December 31, 2013 financial statements.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

(4)      Transactions with Related Parties

The General Partner will be reimbursed for its direct out-of-pocket costs of managing the Partnership. These costs include, but are not limited to, the General Partner’s external legal, accounting and investor relations professional fees.  The amount due to a general partner member included in the Partnership’s balance sheet as of December 31, 2014 of approximately $1.2 million, consists of legal, accounting and other offering costs that have been paid by one of the members of the General Partner.  These expenses will be reimbursed to the member upon closing of the initial minimum offering or upon other financing of the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY 11, L.P. By: Energy 11 GP, LLC, its general partner
By:	/s/ David McKenney
David McKenney
Manager

Date: April 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with general partner	Date

/s/ Glade M. Knight	Manager, Chief Executive Officer	April 14, 2015
Glade M. Knight	(principal executive officer)

/s/ David McKenney	Manager, Chief Financial Officer	April 14, 2015
David McKenney	(principal financial and accounting officer)

/s/ Anthony F. Keating III	Manager, Co-Chief Operating Officer	April 14, 2015
Anthony F. Keating III

/s/ Michael J. Mallick	Manager, Co-Chief Operating Officer	April 14, 2015
Michael J. Mallick

4

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

5