Form 10-Q
period 2015-03-31
Energy 11, L.P.
filed 2015-05-12
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-1581552

Energy 11, L.P.
(Exact name of registrant as specified in its charter)

Delaware	46-3070515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 1, 2015, the Partnership had no Common Units outstanding.

Index

Energy 11, L.P.
Form 10-Q

Index

PART I

Item 1. Financial Statements

Energy 11, L.P.
(A Delaware Limited Partnership)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash	$94	$94
Deferred offering costs and other assets	1,561,311	1,449,930

Total Assets	$1,561,405	$1,450,024

Liabilities and Partners’ Equity (Deficit)
Due to general partner member	$1,349,191	$1,232,675
Accrued expenses	440,000	390,000

Total Liabilities	1,789,191	1,622,675

Limited partner’s capital	(225,508)	(170,924)
General partner’s capital	(2,278)	(1,727)

Total Partners’ Equity (Deficit)	(227,786)	(172,651)

Total Liabilities and Partners’ Equity (Deficit)	$1,561,405	$1,450,024

See accompanying notes to the financial statements.

Index

 Energy 11, L.P.
(A Delaware Limited Partnership)
 Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$-	$-

General and administrative expenses	55,135	12,775

Net loss	$(55,135)	$(12,775)

 See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Cash flow from operating activities:
Net loss	$(55,135)	$(12,775)
Changes in operating assets and liabilities:
Accrued expenses and due to general partner member	55,135	12,775

Net cash flow used in operating activities	-	-

Cash flow from investing activities	-	-

Cash flow from financing activities
Cash paid for offering costs	-	-

Net cash used in financing operations	-	-

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	94	94

Cash and cash equivalents, end of period	$94	$94

Supplemental information:
Accrued deferred offering costs and other assets	$111,381	$78,884

See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
March 31, 2015

(1)      Partnership Organization

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “Units”) on a “best efforts” basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 Units. The Partnership’s offering was declared effective by the Securities and Exchange Commission on January 22, 2015.  Upon raising a minimum of $25,000,000, the holders of the Units will be admitted and the Partnership will commence operations.

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

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The organizational limited partner is DMOG, LLC (wholly owned by one of the members of the General Partner). The General Partner manages and controls the business affairs of the Partnership. Pursuant to the terms of a management agreement, the Partnership plans to engage E11 Management, LLC (the “Manager”), to provide management and operating services regarding substantially all aspects of the Partnership’s operations. David Lerner Associates, Inc. (the “Managing Dealer”), will act as the dealer manager for the offering of the Units.

The Partnership’s fiscal year ends on December 31.

(2)      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2014 financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Index

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

The Partnership intends to raise capital through a “best-efforts” offering of Units by the Managing Dealer. Under the agreement with the Managing Dealer, the Managing Dealer will receive a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the Units sold.  The Managing Dealer will also be paid a contingent incentive fee which is a cash payment of up to an amount equal to 4% of gross proceeds of the Units sold as outlined in the prospectus based on the performance of the Partnership.

The minimum offering must be sold before January 23, 2017 or the offering will terminate and investors’ subscription payments will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account. As of March 31, 2015 subscriptions totaling approximately $12.7 million had been received in the escrow account.  In addition, pursuant to the Partnership Agreement, the Partnership expects to issue to the Manager 100,000 class B units.

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

(4)      Transactions with Related Parties

The General Partner will be reimbursed for its direct out-of-pocket costs of managing the Partnership. These costs include, but are not limited to, the General Partner’s external legal, accounting and investor relations professional fees.  The amount due to a general partner member included in the Partnership’s balance sheet as of March 31, 2015 of approximately $1.3 million, consists of legal, accounting and other offering costs that have been paid by one of the members of the General Partner.  These expenses will be reimbursed to the member upon closing of the initial minimum offering or upon other financing of the Partnership.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Energy 11, L.P. (the “Partnership”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Partnership to implement its acquisition strategy and operating strategy; the Partnership’s ability to manage planned growth; changes in economic cycles and competition within the oil and gas industry.  Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the results or conditions described in such statements or the objectives and plans of the Partnership will be achieved.  In addition, the Partnership’s qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the Partnership’s filings with the Securities and Exchange Commission.

Overview

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership.  The general partner is Energy 11 GP, LLC (the “General Partner”).  The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “Units”) on a “best efforts” basis, with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 Units. The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  Upon raising a minimum of $25,000,000, the holders of the Units will be admitted and the Partnership will commence operations.

The Partnership will have no officers, directors or employees. Instead, the General Partner will manage the day to day affairs of the Partnership.  All decisions regarding the management of the Partnership made by the General Partner will be made by the board of directors of the General Partner and its officers.  The Partnership will enter into a management services agreement (the “Management Agreement”) with E11 Management, LLC (the “Manager”).  The Manager will provide management and other services to the Partnership under direction of the General Partner as provided in the Management Agreement.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties.

Results of Operations

Currently, the Partnership has not commenced business operations.  Because the Partnership has not acquired any assets, the Partnership’s management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Partnership’s targeted investments generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of assets.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the “best-efforts” offering and the cash flow generated from properties the Partnership will acquire and any short term investments.  In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership.

Index

The Partnership intends to raise capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”). Under the agreement with the Managing Dealer, the Managing Dealer will receive a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the Units sold.  The Managing Dealer will also be paid a contingent incentive fee which is a cash payment of up to an amount equal to 4% of gross proceeds of the Units sold as outlined in the prospectus based on the performance of the Partnership.  The General Partner will receive Incentive Distribution Rights (defined below), and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the Units.

The minimum offering must be sold before January 23, 2017 or the offering will terminate and investors’ subscription payments will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account. As of March 31, 2015 subscriptions totaling approximately $12.7 million had been received in the escrow account.  In addition, pursuant to the Partnership Agreement, the Partnership expects to issue to the Manager 100,000 class B units.

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

Transactions with Related Parties

The General Partner will be reimbursed for its direct out-of-pocket costs of managing the Partnership. These costs include, but are not limited to, the General Partner’s external legal, accounting and investor relations professional fees.  The amount due to a general partner member included in the Partnership’s balance sheet as of March 31, 2015 of approximately $1.3 million, consists of legal, accounting and other offering costs that have been paid by one of the members of the General Partner.  These expenses will be reimbursed to the member upon closing of the initial minimum offering or upon other financing of the Partnership.

Index

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership has not engaged in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2015, the Partnership’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Partnership will be exposed to changes in short term money market rates as it invests its cash if it completes the minimum offering. The Partnership’s cash balance at March 31, 2015 was not significant.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2015. There have been no changes in the Partnership’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Index

PART II

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy 11, L.P.

By:	/s/ Glade M. Knight	Date: May 12, 2015
Glade M. Knight,
Manager, Chief Executive Officer (Principal Executive Officer)

By:	/s/ David McKenney	Date: May 12, 2015
David McKenney,
Manager, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.