Form 10-Q
period 2015-06-30
Energy 11, L.P.
filed 2015-08-10
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 333-197476

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

As of August 1, 2015, the Partnership had no Common Units outstanding.

Index

Energy 11, L.P.
Form 10-Q

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.
(A Delaware Limited Partnership)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash	$94	$94
Deferred offering costs and other assets	1,581,384	1,449,930

Total Assets	$1,581,478	$1,450,024

Liabilities and Partners’ Equity (Deficit)
Due to general partner member	$1,493,480	$1,232,675
Accrued expenses	420,000	390,000

Total Liabilities	1,913,480	1,622,675

Limited partner’s capital	(328,682)	(170,924)
General partner’s capital	(3,320)	(1,727)

Total Partners’ Equity (Deficit)	(332,002)	(172,651)

Total Liabilities and Partners’ Equity (Deficit)	$1,581,478	$1,450,024

See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
 Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$-	$-	$-	$-

General and administrative expenses	104,216	16,100	159,351	28,875

Net loss	$(104,216)	$(16,100)	$(159,351)	$(28,875)

 See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Cash flow from operating activities:
Net loss	$(159,351)	$(28,875)
Changes in operating assets and liabilities:
Accrued expenses and due to general partner member	159,351	28,875

Net cash flow used in operating activities	-	-

Cash flow from investing activities	-	-

Cash flow from financing activities	-	-
Cash paid for offering costs	-	-

Net cash used in financing operations	-	-

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	94	94

Cash and cash equivalents, end of period	$94	$94

Supplemental information:
Accrued deferred offering costs and other assets	$131,454	$512,286

See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2015

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2014 financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires the Partnership to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The minimum offering must be sold before January 23, 2017 or the offering will terminate and investors’ subscription payments will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account. As of June 30, 2015 subscriptions totaling approximately $20.0 million had been received in the escrow account.  In addition, pursuant to the Partnership Agreement, the Partnership expects to issue to the Manager 100,000 class B units.

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

·
First, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the Managing Dealer as its contingent, incentive fee until the Managing Dealer receives incentive fees equal to 4% of the gross proceeds of the offering of common units; and then

·	Thereafter, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the holders of the Units.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

(4)      Transactions with Related Parties

The General Partner will be reimbursed for its direct out-of-pocket costs of managing the Partnership. These costs include, but are not limited to, the General Partner’s external legal, accounting and investor relations professional fees.  The amount due to a general partner member included in the Partnership’s balance sheet as of June 30, 2015 of approximately $1.5 million, consists of legal, accounting and other offering costs that have been paid by one of the members of the General Partner.  These expenses will be reimbursed to the member upon closing of the initial minimum offering or upon other financing of the Partnership.

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

The minimum offering must be sold before January 23, 2017 or the offering will terminate and investors’ subscription payments will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account. As of June 30, 2015 subscriptions totaling approximately $20.0 million had been received in the escrow account.  In addition, pursuant to the Partnership Agreement, the Partnership expects to issue to the Manager 100,000 class B units.

Index

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

·
First, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the Managing Dealer as its contingent, incentive fee until the Managing Dealer receives incentive fees equal to 4% of the gross proceeds of the offering of common units; and then

·	Thereafter, 35% to the holders of the Incentive Distribution Rights, 35% to the holders of the class B units and 30% to the holders of the Units.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

Transactions with Related Parties

The General Partner will be reimbursed for its direct out-of-pocket costs of managing the Partnership. These costs include, but are not limited to, the General Partner’s external legal, accounting and investor relations professional fees.  The amount due to a general partner member included in the Partnership’s balance sheet as of June 30, 2015 of approximately $1.5 million, consists of legal, accounting and other offering costs that have been paid by one of the members of the General Partner.  These expenses will be reimbursed to the member upon closing of the initial minimum offering or upon other financing of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership has not engaged in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2015, the Partnership’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Partnership will be exposed to changes in short term money market rates as it invests its cash if it completes the minimum offering. The Partnership’s cash balance at June 30, 2015 was not significant.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2015. There have been no changes in the Partnership’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2015.

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy 11, L.P.

By:	/s/ Glade M. Knight	Date: August 10, 2015
Glade M. Knight,
Manager, Chief Executive Officer (Principal Executive Officer)

By:	/s/ David McKenney	Date: August 10, 2015
David McKenney,
Manager, Chief Financial Officer (Principal Financial and Principal Accounting Officer)