Form 10-Q
period 2015-09-30
Energy 11, L.P.
filed 2015-11-09
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the Partnership had 2,724,534 common units outstanding.

Index

Energy 11, L.P.
Form 10-Q

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.
(A Delaware Limited Partnership)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash	$24,929,913	$94
Deferred offering costs and other assets	-	1,449,930
Deposit for potential acquisition	10,000,000	-

Total Assets	$34,929,913	$1,450,024

Liabilities and Partners’ Equity (Deficit)
Due to general partner member	$29,260	$1,232,675
Accounts payable and accrued expenses	366,430	390,000

Total Liabilities	395,690	1,622,675

Limited partners' interest (2,087,389 common units and 0 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	34,537,543	(170,924)
General partners' interest	(3,320)	(1,727)
Class B Units (100,000 units and 0 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	-	-

Total Partners’ Equity (Deficit)	34,534,223	(172,651)

Total Liabilities and Partners’ Equity (Deficit)	$34,929,913	$1,450,024

See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
 Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$-	$-	$-	$-

Expenses
Management fees	51,095	-	51,095	-
Acquisition related costs	10,249	-	10,249	-
General and administrative expenses	414,622	66,603	573,973	95,478

Operating Loss	(475,966)	(66,603)	(635,317)	(95,478)

Interest Income, Net	10,323	-	10,323	-

Net loss	$(465,643)	$(66,603)	$(624,994)	$(95,478)

Basic and diluted net loss per common unit	$(0.62)	-	$(2.47)	-

Weighted average common units outstanding - basic and diluted	751,688	-	253,316	-

 See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flow from operating activities:
Net loss	$(624,994)	$(95,478)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	300,690	-
Due to general partner member	(158,641)	95,478

Net cash flow used in operating activities	(482,945)	-

Cash flow from investing activities
Deposit for potential acquisition	(10,000,000)	-

Net cash flow used in investing activities	(10,000,000)	-

Cash flow from financing activities
Net proceeds related to issuance of units	35,629,978	-
Distributions paid to Limited Partners	(217,214)	-

Net cash flow provided by financing activities	35,412,764	-

Increase in cash and cash equivalents	24,929,819	-
Cash and cash equivalents, beginning of period	94	94

Cash and cash equivalents, end of period	$24,929,913	$94

Supplemental information:
Accrued deferred offering costs and other assets	$-	$1,270,657

See accompanying notes to the financial statements.

Index

Energy 11, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2015

(1)   Partnership Organization

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “units”) on a “best efforts” basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 units. The Partnership’s offering was declared effective by the Securities and Exchange Commission on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 units.  The subscribers were admitted as Limited Partners of the Partnership at the initial closing.

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

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. Pursuant to the terms of a management agreement, the Partnership has engaged E11 Management, LLC (the “Manager”), to provide management and operating services regarding substantially all aspects of the Partnership’s operations. David Lerner Associates, Inc. (the “Managing Dealer”), is the dealer Manager for the offering of the units.

The Partnership’s fiscal year ends on December 31.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2014 financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of shareholders’ equity. Prior to the commencement of the Partnership’s offering, these costs were deferred and recorded as prepaid expense. As of September 30, 2015, the Partnership had sold 2.1 million units for gross proceeds of $39.7 million and proceeds net of offering costs of $35.6 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires the Partnership to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Earnings Per Common Unit

Basic earnings per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted earnings per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no units with a dilutive effect for the three months and nine months ended September 30, 2015 and 2014. As a result, basic and diluted outstanding units were the same.

(3)   Oil and Gas Investments

On September 15, 2015, the Partnership through a wholly owned subsidiary, entered into an Interest Purchase Agreement (“Purchase Agreement”) by and among Kaiser-Whiting, LLC (“Seller”) and the owners of all the limited liability company interests therein, for the potential purchase of certain of the limited liability company interests in Seller (the “Transferred Interests”) which would result in an 11.5% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). The Sanish field is part of the Greater Williston Basin where industry activity is focused on development of the prolific Bakken Shale formation.  Whiting Petroleum Corporation (“Whiting”), a publicly traded oil and gas company operates the asset on behalf of Seller and other working interest owners. If the Partnership closes on the Purchase Agreement, the Partnership will be a non-operator, with Whiting, the largest producer in this basin, acting as operator.

Pursuant to the Purchase Agreement, the cash purchase price for the Transferred Interests consists of (i) an initial $160 million (with the Deposit, as defined below, applied at closing) payable at closing subject to customary adjustments, (ii) an aggregate of $2 million, payable in equal amounts on December 31, 2016 and December 31, 2017 and (iii) a contingent payment of up to $95 million. The contingent payment provides for a sharing between the Partnership and Seller to the extent the NYMEX price for WTI is between $56.61 and $89.00 per barrel. The contingent payment will be calculated as follows: if on December 31, 2017 (the “Measurement Date”) the average of the monthly NYMEX:CL strip prices for future contracts during the delivery period beginning December 31, 2017 and ending December 31, 2022 (the “Measurement Date Average Price”) is greater than $56.61, then the Sellers will be entitled to a contingent payment equal to (a) (i) the lesser of (A) the Measurement Date Average Price and (B) $89.00, minus (ii) $56.61, multiplied by (b) 586,601 bbls per year for each of the five years from 2018 through 2022 represented by the contracts for the entire acquisition. The contingent consideration is capped at $95 million and is to be paid on January 1, 2018.

On September 17, 2015, the Partnership funded a deposit of $10 million (the “Deposit”) with the manager of Seller to be applied toward the purchase price at closing or to be released to the owners of Seller if the transaction does not close by the outside closing date due to the Partnership’s breach of the Purchase Agreement.  In the event the transaction does not close due to a breach by Sellers or if the aggregate value of any title defects, environmental defects and casualty losses exceeds 10% of the unadjusted initial purchase price, the Deposit will be refunded to the Partnership. If the Partnership does not perform under the contract as a result of diligence review or otherwise breaches the Purchase Agreement, the Sellers’ sole remedy is release of the Deposit to the Sellers.

The closing of the Purchase Agreement is subject to the satisfaction of a number of required conditions which currently remain unsatisfied under the Purchase Agreement. Consummation of the acquisition is subject to the Partnership’s satisfactory completion of the review of title, environmental investigations, financial analysis and geological analysis, obtaining sufficient financing to fund the purchase price and other due diligence. Accordingly, there can be no assurance at this time that all of the conditions precedent to consummating the Purchase Agreement will be satisfied, that the Partnership will find the results of diligence investigation acceptable, that the Partnership will be able to obtain sufficient financing on terms reasonably acceptable to the Partnership or that the transaction will be successfully completed.

(4)   Capital Contribution and Partners’ Equity

At inception the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership.  Upon closing of the minimum offering the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the units.

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  As of September 30, 2015, the Partnership had completed the sale of a total of 2,087,389 common units at $19.00 per common unit for total gross proceeds of $39,660,391 and proceeds net of selling commissions and marketing expenses of $37,280,768.

Index

The Partnership intends to continue to raise capital through its “best-efforts” offering of units by the Managing Dealer at $19.00 per common unit until it raises gross proceeds of $100 million at which time the price per common unit will increase to $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold as outlined in the prospectus based on the performance of the Partnership. Based on the units sold through September 30, 2015 the total contingent fee is approximately $1.6 million.

Upon entering into the management agreement with the Manager on August 19, 2015, the Partnership issued 100,000 class B units to the Manager.  The class B units provide certain distribution rights to the Manager described below.

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

During the three and nine months ended September 30, 2015, the Partnership paid distributions of $0.138082 per unit or $217,214.

(5)    Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties.  The General Partner’s Board of Directors will oversee and review the Partnership’s related party relationships and are required to approve any significant modifications, as well as any new significant related party transactions.

Subsequent to completing the minimum offering, the Partnership reimbursed a member of the General Partner approximately $1.5 million for offering related costs that had been paid by the member of the General Partnership.

(6)      Management Agreement

At the initial closing of the sale of common units, the Partnership entered into a management services agreement to provide management and operating services regarding substantially all aspects of the Partnership.  The Manager is an indirect, wholly-owned subsidiary of American Energy Partners, L.P.  The Manager is not an affiliate of the Partnership or the General Partner.

Index

Under the Management Agreement, the Manager will provide management and other services to the Partnership including the following:

•
Identifying producing and non-producing properties that the Partnership may consider acquiring, and assisting in evaluation, contracting for and acquiring these properties and managing the development of these properties;

•	Operating, or causing one of its affiliates to operate, on the Partnership’s behalf, any properties in which the Partnership interest in the property is sufficient to appoint the operator;

•
Overseeing the operations on properties the Partnership acquires that are operated by persons other than the Manager, including recommending whether the Partnership should participate in the development of such properties by the operators of the properties; and

•
Assisting in establishing cash management and risk management programs, receiving the revenues on the Partnership’s behalf from the sale of production from the Partnership’s properties and paying operating expenses and approved capital expenses with respect to such properties.

The Management Agreement provides that the Partnership will direct the services provided to it under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out.  The Management Agreement provides that the Manager will conduct the day-to-day operations of the Partnership’s business as provided in budgets that the Manager will prepare and the Partnership will have the right to approve.  The Management Agreement also contains a list of activities in which the Manager will not engage without the Partnership’s prior approval.

The Manager will be reimbursed for certain costs directly related to the Partnership and will be paid a monthly general and administrative expense compensation amount (“Monthly G&A Expense Amount”) at an annual rate that will be 1.75% of the net proceeds from the sale of common units, less commissions, marketing fee and offering and organization expense, plus the amount of outstanding indebtedness, which is referred to as the reimbursement base, for the first six months following the initial closing.  Thereafter, the Monthly G&A Expense Amount will be at an annual rate of 3.5% of the reimbursement base and will reduce to an annual rate of 2% of the reimbursement base over time.  In addition, pursuant to the Partnership Agreement, concurrently with the initial closing of the sale of common units pursuant to this offering, 100,000 class B were issued to the Manager.

Subject to certain exceptions, the Management agreement will remain in effect as long as the Partnership holds any assets.

For the three and nine months ended September 30, 2015, the Partnership incurred fees of approximately $51,000 and reimbursable costs of approximately $200,000 under the management agreement.

(7)      Subsequent Events

In October 2015, the Partnership declared and paid $280,226, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In October 2015, the Partnership closed on the issuance of approximately 637,145 units through its ongoing best efforts offering, representing gross proceeds to the Partnership of approximately $12.1 million and proceeds net of selling and marketing costs of approximately $11.4 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Energy 11, L.P. (the “Partnership”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Partnership to implement its acquisition strategy and operating strategy; the ability of the Partnership to complete its planned acquisition; the Partnership’s ability to manage planned growth; changes in economic cycles and competition within the oil and gas industry.  Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the results or conditions described in such statements or the objectives and plans of the Partnership will be achieved.  In addition, the Partnership’s qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the Partnership’s filings with the Securities and Exchange Commission.

Overview

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership.  The general partner is Energy 11 GP, LLC (the “General Partner”).  The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “units”) on a “best efforts” basis, with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 units. The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 units for gross proceeds of $25 million.  Upon raising the minimum offering, the holders of the common units were admitted and the Partnership commenced operations.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day to day affairs of the Partnership.  All decisions regarding the management of the Partnership made by the General Partner will be made by the board of directors of the General Partner and its officers.  The Partnership has entered into a management services agreement (the “Management Agreement”) with E11 Management, LLC (the “Manager”).  The Manager provides management and other services to the Partnership under direction of the General Partner as provided in the Management Agreement.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties.

Results of Operations

The Partnership closed its minimum offering on August 19, 2015.  Because the Partnership has not acquired any assets, the Partnership’s management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Partnership’s targeted investments generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of assets.

 Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the “best-efforts” offering and the cash flow generated from properties the Partnership will acquire and any short term investments.  In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership.

The Partnership intends to continue to raise capital through its “best-efforts” offering of units by David Lerner Associates, Inc. (the “Managing Dealer”). Under the agreement with the Managing Dealer, will receive a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold as outlined in the prospectus based on the performance of the Partnership.  The General Partner received Incentive Distribution Rights (defined below), and has been and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the units.

Index

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  As of September 30, 2015, the Partnership had completed the sale of a total of 2,087,389 common units at $19.00 per common unit for total gross proceeds of $39,660,391 and proceeds net of selling commissions and marketing expenses of $37,280,768. The Partnership is continuing the offering at $19.00 per common unit in accordance with the prospectus. As of September 30, 2015, 98,175,769 common units remained unsold. The Partnership will offer common units until January 22, 2017, unless the offering is extended by the general partner, provided that the offering will be terminated if all of the common units are sold before then. In addition, pursuant to the Partnership and Management Agreements, the Partnership issued 100,000 class B units to the Manager.

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

During the three and nine months ended September 30, 2015, the Partnership paid distributions of $0.138082 per unit or $217,214.

Since distributions to date have been funded with proceeds from the offering of units, the Partnership’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations.  As there can be no assurance of the Partnership’s ability to acquire properties that provide income at this level, or that the properties under contract will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

Potential Acquisition

On September 15, 2015, the Partnership through a wholly owned subsidiary, entered into an Interest Purchase Agreement (“Purchase Agreement”) by and among Kaiser-Whiting, LLC (“Seller”) and the owners of all the limited liability company interests therein, for the potential purchase of certain of the limited liability company interests in Seller (the “Transferred Interests”) which would result in an 11.5% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). The Sanish field is part of the Greater Williston Basin where industry activity is focused on development of the prolific Bakken Shale formation.  Whiting Petroleum Corporation (“Whiting”), a publicly traded oil and gas company operates the asset on behalf of Seller and other working interest owners. If the Partnership closes on the Purchase Agreement, the Partnership will be a non-operator, with Whiting, the largest producer in this basin, acting as operator.

Index

Pursuant to the Purchase Agreement, the cash purchase price for the Transferred Interests consists of (i) an initial $160 million (with the Deposit, as defined below, applied at closing) payable at closing subject to customary adjustments, (ii) an aggregate of $2 million, payable in equal amounts on December 31, 2016 and December 31, 2017 and (iii) a contingent payment of up to $95 million. The contingent payment provides for a sharing between the Partnership and Seller to the extent the NYMEX price for WTI is between $56.61 and $89.00 per barrel. The contingent payment will be calculated as follows: if on December 31, 2017 (the “Measurement Date”) the average of the monthly NYMEX:CL strip prices for future contracts during the delivery period beginning December 31, 2017 and ending December 31, 2022 (the “Measurement Date Average Price”) is greater than $56.61, then the Sellers will be entitled to a contingent payment equal to (a) (i) the lesser of (A) the Measurement Date Average Price and (B) $89.00, minus (ii) $56.61, multiplied by (b) 586,601 bbls per year for each of the five years from 2018 through 2022 represented by the contracts for the entire acquisition. The contingent consideration is capped at $95 million and is to be paid on January 1, 2018.

On September 17, 2015, the Partnership funded a deposit of $10 million (the “Deposit”) with the manager of Seller to be applied toward the purchase price at closing or to be released to the owners of Seller if the transaction does not close by the outside closing date due to the Partnership’s breach of the Purchase Agreement.  In the event the transaction does not close due to a breach by Sellers or if the aggregate value of any title defects, environmental defects and casualty losses exceeds 10% of the unadjusted initial purchase price, the Deposit will be refunded to the Partnership. If the Partnership does not perform under the contract as a result of diligence review or otherwise breaches the Purchase Agreement, the Sellers’ sole remedy is release of the Deposit to the Sellers.

The closing of the Purchase Agreement is subject to the satisfaction of a number of required conditions which currently remain unsatisfied under the Purchase Agreement. Consummation of the acquisition is subject to the Partnership’s satisfactory completion of the review of title, environmental investigations, financial analysis and geological analysis, obtaining sufficient financing to fund the purchase price and other due diligence. Accordingly, there can be no assurance at this time that all of the conditions precedent to consummating the Purchase Agreement will be satisfied, that the Partnership will find the results of diligence investigation acceptable, that the Partnership will be able to obtain sufficient financing on terms reasonably acceptable to the Partnership or that the transaction will be successfully completed.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties.  The General Partners Board of Directors will oversee and review the Partnership’s related party relationships and are required to approve any significant modifications, as well as any new significant related party transactions.

Subsequent to completing the minimum offering, the Partnership reimbursed a member of the General Partner approximately $1.5 million for offering related costs that had been paid by the member of the General Partnership.

Management Agreement

At the initial closing of the sale of common units, the Partnership entered into a management services agreement to provide management and operating services regarding substantially all aspects of the Partnership.  The Manager is an indirect, wholly-owned subsidiary of American Energy Partners, L.P.  The Manager is not an affiliate of the Partnership or the General Partner.

Under the Management Agreement, the Manager will provide management and other services to the Partnership including the following:

•
Identifying producing and non-producing properties that the Partnership may consider acquiring, and assisting in evaluation, contracting for and acquiring these properties and managing the development of these properties;

•	Operating, or causing one of its affiliates to operate, on the Partnership’s behalf, any properties in which the Partnership interest in the property is sufficient to appoint the operator;

•
Overseeing the operations on properties the Partnership acquires that are operated by persons other than the Manager, including recommending whether the Partnership should participate in the development of such properties by the operators of the properties; and

•
Assisting in establishing cash management and risk management programs, receiving the revenues on the Partnership’s behalf from the sale of production from the Partnership’s properties and paying operating expenses and approved capital expenses with respect to such properties.

Index

The Management Agreement provides that the Partnership will direct the services provided to it under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out.  The Management Agreement provides that the Manager will conduct the day-to-day operations of the Partnership’s business as provided in budgets that the Manager will prepare and the Partnership will have the right to approve.  The Management Agreement also contains a list of activities in which the Manager will not engage without the Partnership’s prior approval.

The Manager will be reimbursed for certain costs directly related to the Partnership and will be paid a monthly general and administrative expense compensation amount (“Monthly G&A Expense Amount”) at an annual rate that will be 1.75% of the net proceeds from the sale of common units, less commissions, marketing fee and offering and organization expense, plus the amount of outstanding indebtedness, which is referred to as the reimbursement base, for the first six months following the initial closing.  Thereafter, the Monthly G&A Expense Amount will be at an annual rate of 3.5% of the reimbursement base and will reduce to an annual rate of 2% of the reimbursement base over time.  In addition, pursuant to the Partnership Agreement, concurrently with the initial closing of the sale of common units pursuant to this offering, 100,000 class B were issued to the Manager.

Subject to certain exceptions, the Management agreement will remain in effect as long as the Partnership holds any assets.

For the three and nine months ended September 30, 2015, the Partnership incurred fees of approximately $51,000 and reimbursable costs of approximately $200,000 under the management agreement.

Subsequent Events

In October 2015, the Partnership declared and paid $280,226, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In October 2015 the Partnership closed on the issuance of approximately 637,145 units through its ongoing best efforts offering, representing gross proceeds to the Partnership of approximately $12.1 million and proceeds net of selling and marketing costs of approximately $11.4 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership has not engaged in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2015, the Partnership’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Partnership will be exposed to changes in short term money market rates as it invests proceeds from the sale of units pending use for acquisitions. The Partnership’s cash balance at September 30, 2015 was $24.9 million. Every 100 basis point change in interest rates will impact the Partnership’s annual Net Income by approximately $0.25 million, all other factors remain the same.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2015. There have been no changes in the Partnership’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2015.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

2.1
Interest Purchase Agreement dated September 15, 2015 among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and the owners of all the limited liability company interests in Kaiser-Whiting, LLC. (incorporated by reference to the Registrant’s Form 8-K filed September 18, 2015)

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy 11, L.P.

By:	/s/ Glade M. Knight	Date: November 9, 2015
Glade M. Knight,
Manager, Chief Executive Officer (Principal Executive Officer)

By:	/s/ David McKenney	Date: November 9, 2015
David McKenney,
Manager, Chief Financial Officer (Principal Financial and Principal Accounting Officer)