Form 10-Q
period 2016-03-31
Energy 11, L.P.
filed 2016-05-13
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-55615

Energy 11, L.P.
(Exact name of registrant as specified in its charter)

Delaware	46-3070515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of April 30, 2016, the Partnership had 5,863,622 common units outstanding.

Energy 11, L.P.
Form 10-Q

Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.
 Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Cash	$3,663,098	$3,287,054
Accounts Receivable:
Oil, natural gas and natural gas liquids revenues	2,946,154	1,417,751
Acquisition post-closing receivable	2,459,439	1,556,530
Total Current Assets	9,068,691	6,261,335

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization; March 31, 2016, $3,061,492; December 31, 2015, $391,624	157,623,654	158,895,191

Total Assets	$166,692,345	$165,156,526

Liabilities and Partners’ Equity
Note payable	$65,735,932	$81,684,758
Contingent consideration	4,871,876	4,743,752
Accounts payable and accrued expenses	6,125,844	3,449,442

Total Current Liabilities	76,733,652	89,877,952

Limited partners' interest (5,586,294 common units and 4,486,625 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	89,960,420	75,280,301
General partners' interest	(1,727)	(1,727)
Class B Units (100,000 units issued and outstanding at March 31, 2016 and December 31, 2015)	-	-

Total Partners’ Equity	89,958,693	75,278,574

Total Liabilities and Partners’ Equity	$166,692,345	$165,156,526

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue
Oil, natural gas and natural gas liquids revenues	$4,319,097	$-

Operating costs and expenses
Lease operating expenses	1,012,507	-
Gathering and processing expenses	342,613	-
Production taxes	414,561	-
Management fees	886,306	-
General and administrative expenses	386,431	55,135
Depreciation, depletion and amortization	2,672,822	-
Total operating costs and expenses	5,715,240	55,135

Operating loss	(1,396,143)	(55,135)

Interest expense, net	(2,196,313)	-

Net loss	$(3,592,456)	$(55,135)

Basic and diluted net loss per common unit	$(0.73)	-

Weighted average common shares outstanding - basic and diluted	4,920,991	-

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash flow from operating activities:
Net loss	$(3,592,456)	$(55,135)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	2,672,822	-
Non-cash fair value adjusted amortization	1,227,968	-

Changes in operating assets and liabilities:
Increase in accounts receivable oil, natural gas and natural gas liquids	(2,232,209)	-
Accounts payable and accrued expenses	1,269,228	55,135

Net cash flow used in operating activities	(654,647)	-

Cash flow from investing activities
Additions to oil, natural gas and natural gas liquid properties	(241,883)	-

Net cash flow used in investing activities	(241,883)	-

Cash flow from financing activities
Cash paid for offering costs	-	-
Net proceeds related to issuance of units	19,857,421	-
Distributions paid to limited partners	(1,584,847)	-
Payments on debt	(17,000,000)	-

Net cash flow provided by financing activities	1,272,574	-

Increase in cash and cash equivalents	376,044	-
Cash and cash equivalents, beginning of period	3,287,054	94

Cash and cash equivalents, end of period	$3,663,098	$94

Interest paid	$906,783	$-

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Notes to Consolidated Financial Statements
March 31, 2016

Note 1.  Partnership Organization

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “units”) on a best-efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 units.  The subscribers were admitted as Limited Partners of the Partnership at the initial closing and the Partnership has been admitting additional Limited Partners monthly since that time.

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the units on a national securities exchange, and (iv) permit holders of units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the units primarily will be used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Managing Dealer”), is the dealer manager for the offering of the units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2016.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of March 31, 2016, the Partnership had sold 5.6 million units for gross proceeds of $106.5 million and proceeds net of offering costs of $98.1 million.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Loss Per Common Unit

Basic loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted loss per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no units with a dilutive effect for the three months ended March 31, 2016 and 2015. As a result, basic and diluted outstanding units were the same. The Class B Units and Incentive Distribution Rights, as defined below, are not included in loss per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Index

Recent Accounting Standard

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the guidance is effective for reporting periods beginning after December 15, 2016, and it is not expected to have a material impact on the Partnership’s consolidated financial statements.

Note 3.  Oil and Gas Investments

On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”). The Partnership has expensed, as incurred, transaction costs associated with the acquisition of the Sanish Field Assets. These costs included but were not limited to due diligence, reserve reports, legal and engineering services and site visits. The Partnership did not incur any transaction costs in the three months ended March 31, 2016 and 2015.

The Partnership is a non-operator of the Sanish Field Assets. Whiting Petroleum Corporation (“Whiting”), one of the largest producers in this basin, acts as the operator.

The following unaudited pro forma financial information for the period ended March 31, 2015 has been prepared as if the acquisition of the Sanish Field Assets had occurred on January 1, 2015.  The unaudited pro forma financial information was derived from the historical Statement of Operations of the Partnership and the historical information provided by the sellers (“Sellers”).  The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Sanish Field Assets and related financing occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

Three Months ended
March 31, 2015
(Unaudited)
Revenues	$6,344,126
Net income	$204,996

Note 4.  Note Payable

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the Sellers of the assets in the original principal amount of $97.5 million. The note bears interest at 5% per annum and is payable in full no later than September 30, 2016 (“Maturity Date”). The Partnership’s right to extend the Maturity Date to March 31, 2017 is subject to the satisfaction of the following conditions: (i) the Partnership must deliver to Seller written notice of the election to extend the Maturity Date no later than September 1, 2016, (ii) the Partnership must pay to Seller an extension fee equal to 0.5% of the outstanding principal balance outstanding at September 30, 2016, (iii) during the extension period and until the note is paid in full, in cash, the interest rate on the outstanding principal amount of the note will bear interest at the fixed rate of 7.0% per annum, (iv) the outstanding principal amount of the note as of September 1, 2016 shall not be in excess of $60 million, and (v) both at the time of the delivery of the extension notice and as of September 30, 2016, no event of default shall exist under the note or any collateral document. There is no penalty for prepayment of the note. Payment of the note is secured by a mortgage and liens on all of the Sanish Field Assets in customary form. If the Partnership has not fully repaid all amounts outstanding under the note on or before June 30, 2016, the Partnership must also pay a deferred origination fee in an amount equal to $250,000.

Interest is due monthly on the last day of each month while the note remains outstanding. In addition to interest payments on the outstanding principal balance of the note, the Partnership must make mandatory principal payments monthly in an amount equal to 75% of the net proceeds the Partnership receives from the sale of its equity securities until the principal amount of the note is reduced to $60 million, and then 50% of the net proceeds the Partnership receives from the sale of its equity securities thereafter, until the note is paid in full. In addition, if the Partnership sells any of the property that is collateral for the note, the Partnership must make a mandatory principal payment equal to 100% of the net proceeds of such sale until the principal amount of the note is paid in full.

Index

As of March 31, 2016 and December 31, 2015, the outstanding balance on the note was $68.0 million and $85.0 million, respectively. As of March 31, 2016 and December 31, 2015, the carrying value of the note, which approximates its fair market value, was $65.7 million and $81.7 million. The carrying value of all of the other financial instruments of the Partnership approximate fair value due to their short-term nature. The Partnership estimates the fair value of its notes payable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Note 5.  Management Agreement

At the initial closing of the sale of its common units, on August 19, 2015, the Partnership entered into a Management Services Agreement (the “Management Agreement”) with E11 Management, LLC, (the “Manager”), and E11 Incentive Holdings, LLC, an affiliate of the Manager (“Incentive Holdings”), whereby the Manager agreed to provide management and operating services regarding substantially all aspects of our business. The Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer.

Under the Management Agreement, the Manager agreed to provide management and other services to the Partnership including, but not limited to, the following:

·	Identifying and evaluating oil and natural gas properties for acquisition, development, integration, sale or monetization;

·	Conducting (or overseeing one of its affiliated companies or third-parties to conduct) drilling, completion, production, marketing and hedging operations as the operator of the Partnership’s oil and natural gas properties;

·	Overseeing the drilling, completion, production, marketing and hedging operations of our oil and natural gas properties operated by other persons or entities;

·	Identifying and evaluating financing alternatives for acquisitions of producing oil and natural gas properties; and

·	Managing the financial, accounting and other back office support functions associated with the drilling, completion, production, marketing and hedging of the Partnership’s oil and natural gas properties.

Pursuant to the Management Agreement, the Partnership agreed to pay the Manager a monthly fee.

Upon entering into the Management Agreement, we issued 100,000 Class B units to Incentive Holdings. The Class B units entitle the holder to receive a portion of distributions made after Payout, as described in Note 6 below.

The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Manager’s key employee, ceased to be employed by the Manager and we did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon was killed in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Manager and us, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised our right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B Units owned by Incentive Holdings have been cancelled. As of April 5, 2016, the Class B units owned by Incentive Holdings totaled 62,500.

Substantially all of the Partnership’s properties are currently being operated by Whiting, an independent third party. Since the Partnership only owns a non-operating interest in the Sanish Field Assets, most of the services that the Manager had been contracted to perform are being performed by Whiting, as operator of those properties. Consequently, the Partnership does not anticipate that the termination of the Management Agreement will have an adverse effect. The Partnership has not yet determined whether it will enter into any similar agreements to provide any or all of the services that the Manager had agreed to provide.

For the three months ended March 31, 2016, the Partnership incurred fees and reimbursable costs of approximately $0.9 million under the Management Agreement.

Index

Note 6.  Capital Contribution and Partners’ Equity

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

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of March 31, 2016, the Partnership had completed the sale of 5,586,294 common units for total gross proceeds of $106.5 million and proceeds net of offering costs including selling commissions and marketing expenses of $98.1 million.

The Partnership intends to continue to raise capital through its best-efforts offering of units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold based on the performance of the Partnership. Based on the units sold through March 31, 2016, the total contingent fee is approximately $4.3 million.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

·	First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B Units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Managing Dealer, as the Managing Dealer contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding units, pro rata based on their percentage interest until such time as the Managing Dealer receives the full amount of the Managing Dealer contingent incentive fee under the Dealer Manager Agreement;

·	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B Units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding units, pro rata based on their percentage interest.

The Class B units canceled in conjunction with the termination of the Management Agreement discussed above in “Note 5. Management Agreement” may be reissued by the Partnership.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

During the three months ended March 31, 2016, the Partnership paid distributions of $0.326027 per unit or $1.6 million.

Index

Note 7.  Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties.  The General Partner’s Board of Directors will oversee and review the Partnership’s related party relationships and is required to approve any significant modifications to any existing related party transactions, as well as any new significant related party transactions.

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the three months ended March 31, 2016, Mr. Merritt was paid $77,099.

During the three months ended March 31, 2016 and 2015, approximately $12,000 and $55,000 of general and administrative costs were incurred by the General Partner and reimbursed by the Partnership.

Note 8.  Subsequent Events

In April 2016, the Partnership declared and paid $0.7 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In April 2016, the Partnership closed on the issuance of approximately 277,328 units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $5.5 million and proceeds net of selling and marketing costs of approximately $5.2 million.

On April 5, 2016, the Partnership terminated the Management Agreement with E11 Management, LLC. Reference “Note 5.  Management Agreement” for more information.

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Partnership was formed as a Delaware limited partnership. The General Partner is Energy 11 GP, LLC (the “General Partner”). The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis, with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the SEC on January 22, 2015. As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 common units for gross proceeds of $25 million. Upon raising the minimum offering amount, the holders of the common units were admitted and the Partnership commenced operations.

Index

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day to day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers. The Partnership’s assets owned at March 31, 2016 are non-operated oil and gas wells, substantially all of which are managed and operated by Whiting Petroleum Company (“Whiting”). Whiting, a publicly traded oil and gas company, operates the assets on behalf of the Partnership and other working interest owners.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties. On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”).

Results of Operations

 The Partnership closed its minimum offering on August 19, 2015.  The Partnership closed on the purchase of the Sanish Field Assets on December 18, 2015. Other than the payment of fees and expenses described herein, the Partnership had no other operations during the first three months of 2015. Because the Partnership had no revenues during the three months ended March 31, 2015, there is no comparison of results of operations for the three months ended March 31, 2016 to any of the results of operations for the three months ended March 31, 2015, except as otherwise indicated below.

Oil, Natural Gas and Natural Gas Liquid (“NGL”) Sales

For the three months ended March 31, 2016, revenues for oil, natural gas and NGL sales were $4.3 million. Revenues for the sale of crude oil were $3.9 million, which resulted in a realized price of $26.84 per barrel of oil equivalent (“BOE”). Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $1.69 per MCF. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $7.78 per BOE of production.

For the three months ended March 31, 2016, the Partnership’s working interest production volumes totaled 188,197 BOEs. Subject to natural declines as wells age, the Partnership expects production volumes to be stable for the remainder of the year.

The oil, natural gas and NGL production resulted from the Partnership’s working interest in producing properties in the Sanish Field in North Dakota and the associated horizontal wells on that leasehold.

Operating Costs and Expenses

Lease Operating Expenses (“LOE”)

For the three months ended March 31, 2016, LOE was $1.0 million. LOE costs per BOE of production were $5.38.

Gathering and Processing Expenses

For the three months ended March 31, 2016, gathering and processing fees were $0.3 million. Gathering and processing costs per BOE of production were $1.62.

From time to time, expenses will be incurred on a producing well to restore or increase production. For the three months ended March 31, 2016, workover expenses were $37,631. Workover expenses per BOE of production were $0.20.

Production Taxes

North Dakota’s oil and gas tax structure is comprised of two main taxes: the production tax and the extraction tax. Beginning January 1, 2016, the extraction tax rate was 5% of the gross value at the well. This rate can increase to 6% if the high-price trigger is in effect. The production tax is 5%.

Our production taxes for the three months ended March 31, 2016 were $0.4 million. Production taxes per BOE of production were $2.20.

Index

Depreciation, Depletion and Amortization (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2016 was $2.7 million.

Management Fees

Fees incurred under the Management Agreement with the Manager for the three months ended March 31, 2016 were $0.9 million. As discussed below, the Management Agreement was terminated in April 2016. The reduction in management fees will be partially offset by the Partnership hiring additional resources to replace certain services previously provided by the Manager. Therefore, the Partnership anticipates an increase in accounting and consulting fees, which will be classified as general and administrative costs.

General and Administrative Costs

General and administrative costs for the three months ended March 31, 2016 were $0.4 million and primarily include accounting, legal and consulting fees. For the three months ended March 31, 2015, we incurred general and administrative expenses of $55,135. The increase in general and administrative expense for the three-month period was driven by the closing of the Partnership’s interest in the Sanish Field Assets in December 2015, contributing directly to a rise in current quarter accounting, legal and advisory fees.

Current Developments

Management Agreement

At the initial closing of the sale of common units, August 19, 2015, the Partnership entered into a Management Services Agreement (the “Management Agreement”) with E11 Management LLC (the “Manager”) and E11 Incentive Holdings, LLC, an affiliate of the Manager (“Incentive Holdings”), to provide management and operating services regarding substantially all aspects of the Partnership. The Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer. Upon entering into the Management Agreement, the Partnership issued 100,000 Class B units to Incentive Holdings; these units entitle the holder to receive a portion of distributions made after Payout, as described in “Note 6. Capital Contribution and Partners’ Equity” of “Item 1. Notes to Consolidated Financial Statements” contained herein.

The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Manager’s key employee, ceased to be employed by the Manager and we did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon was killed in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Manager and us, on April 5, 2016, we elected not to approve a replacement key employee for Mr. McClendon and exercised our right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B Units owned by Incentive Holdings have been cancelled. As of April 5, 2016, the Class B units owned by Incentive Holdings total 62,500.

For the three months ended March 31, 2016, the Partnership incurred fees and reimbursable costs of approximately $0.9 million under the management agreement.

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

Index

Partners Equity

The Partnership intends to continue to raise capital through its “best-efforts” offering of units by David Lerner Associates, Inc. (the “Managing Dealer”). The Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold based on the performance of the Partnership.

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of March 31, 2016, the Partnership had completed the sale of 5,586,294 common units for total gross proceeds of $106.5 million and proceeds net of offering costs including selling commissions and marketing expenses of $98.1 million. As of March 31, 2016, 94,676,864 common units remained unsold. The Partnership will offer common units until January 22, 2017, unless the offering is extended by the general partner, provided that the offering will be terminated if all of the common units are sold before then.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

·	First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B Units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Dealer Manager, as the Managing Dealer contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding units, pro rata based on their percentage interest until such time as the Managing Dealer receives the full amount of the Managing Dealer contingent incentive fee under the Dealer Manager Agreement;

·	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B Units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding units, pro rata based on their percentage interest.

The Class B units canceled in conjunction with the termination of the Management Agreement discussed above in “Note 5. Management Agreement” may be reissued by the Partnership.

Since distributions to date have been funded with proceeds from the offering of units, the Partnership’s ability to maintain its current intended rate of distribution ($1.40 per unit per year) will be based on its ability to increase its cash generated from operations.  As there can be no assurance that the Partnership’s current assets will or that the Partnership can acquire additional properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

Index

Financing

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the sellers in the original principal amount of $97.5 million. The note bears interest at 5% per annum and is payable in full no later than September 30, 2016 (“Maturity Date”).  Subject to the Partnership’s compliance with the conditions set forth in the note, the Partnership has the right to extend the Maturity Date to March 31, 2017. As of March 31, 2016, the outstanding balance on the note was $68.0 million.

Oil and Gas Properties

The Partnership has incurred approximately $1.0 million in capital expenditures for the three months ended March 31, 2016 and expects to invest an additional $2.0 million in capital expenditures for the remainder of 2016 as long as oil, natural gas and NGL prices remain at or near their current depressed levels. The capital expenditure plan has the flexibility to adjust, should the commodity price environment change. Reduced capital expenditures are anticipated to result in lower oil, NGL and natural gas production volumes.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2016 capital expenditures for drilling and completion projects difficult to forecast and current estimated capital expenditure could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities and cash on hand. Any excess cash (including cash from the net proceeds of sales of units in our public offering) is intended to be used to pay down the principal amount of the Seller Note in favor of the Sellers.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties.  The General Partner’s Board of Directors will oversee and review the Partnership’s related party relationships and are required to approve any significant modifications to existing related party transactions, as well as any new significant related party transactions.

See further discussion in “Note 7. Related Parties” in Part I, Item I of this Form 10-Q.

Subsequent Events

In April 2016, the Partnership declared and paid $0.7 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In April 2016, the Partnership closed on the issuance of approximately 277,328 units through its ongoing best efforts offering, representing gross proceeds to the Partnership of approximately $5.5 million and proceeds net of selling and marketing costs of approximately $5.2 million.

On April 5, 2016, the Partnership terminated the Management Agreement with E11 Management, LLC. Reference “Note 5.  Management Agreement” for more information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Index

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 before making an investment decision regarding the Partnership. The risks and uncertainties described herein and in the Annual Report on Form 10-K for the year ended December 31, 2015 are not the only ones facing the Partnership and there may be additional risks that the Partnership does not presently know of or that it currently considers not likely to have a significant impact. All of these risks could adversely affect the Partnership’s business, financial condition, results of operations and cash flows.

The Partnership has added or modified the following risks since filing the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015:

Neither our chief executive officer nor our chief financial officer has any prior experience in investing in oil and gas properties.

The experience of our chief executive officer and our chief financial officer is primarily in the real estate industry. This is the first oil and gas program in which our chief executive officer and our chief financial officer have participated. The Partnership was originally formed with the intention of relying on the services of the Manager for primary oil and gas expertise and in identifying the location of suitable properties for acquisition. Since the Management Agreement has been terminated, the Partnership will no longer be able to rely upon the experienced personnel of the Manager.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Units

The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  Under the public offering we are making under the Registration Statement (as amended and supplemented),we are offering common units of limited partner interest (the “common units”) on a “best efforts” basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. As of March 31, 2016, the Partnership had completed the sale of 5,586,294 common units for total gross proceeds of $106.5 million and proceeds net of offering costs including selling commissions and marketing expenses of $98.1 million. As of March 31, 2016, 94,676,864 common units remained unsold. The Partnership will offer common units until January 22, 2017, unless the offering is extended by the general partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”) and is continuing at $20.00 per unit.

Upon formation of the Partnership, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering in August 2015, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will continue to be reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.  Under our agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Managing Dealer will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through March 31, 2016, the total contingent fee is approximately $4.3 million.

Index

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Use of Proceeds

The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2016.

Units Registered
	5,263,158	Units	$19.00	per unit	$100,000,002
	95,000,000	Units	$20.00	per unit	1,900,000,000
Totals:	100,263,158	Units			$2,000,000,002

Units Sold
	5,263,158	Units	$19.00	per unit	$100,000,002
	323,136	Units	$20.00	per unit	6,462,720
Totals:	5,586,294	Units			$106,462,722

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$6,387,763
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				1,930,776
Total Expenses of Issuance and Distribution of Common Shares					8,318,539
Net Proceeds to the Partnership					$98,144,183

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$91,013,160
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				4,274,446
5.	Fees and expenses of third parties				-
6.	Other				-
7.	Distributions				2,856,577
Total Application of Net Proceeds to the Partnership					$98,144,183

Index

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

10.7
Termination of Management Services Agreement by and among E11 Management, LLC, E11 Incentive Holdings, LLC, Energy 11, L.P., and Energy 11 Operating Company, LLC dated August 19, 2015 (incorporated by reference to the Registrant’s Form 8-K filed April 7, 2016)

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy 11, L.P.

By:          Energy 11 G.P., LLC, its General Partner

By:          /s/ Glade M. Knight
Glade M. Knight
Chief Executive Officer
(Principal Executive Officer)

By:          /s/ David S. McKenney
David S. McKenney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:       May 13, 2016