Form 10-Q
period 2016-06-30
Energy 11, L.P.
filed 2016-08-05
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of July 31, 2016, the Partnership had 7,500,683 common units outstanding.

Energy 11, L.P.
Form 10-Q

Index
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$3,527,683	$3,287,054
Accounts Receivable:
Oil, natural gas and natural gas liquids revenues	3,323,421	1,417,751
Acquisition post-closing receivable	-	1,556,530
Other current assets	334,086	-
Total Current Assets	7,185,190	6,261,335

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization; June 30, 2016, $5,475,838; December 31, 2015, $391,624	155,451,078	158,895,191

Total Assets	$162,636,268	$165,156,526

Liabilities and Partners' Equity
Note payable	$50,787,107	$81,684,758
Contingent consideration	-	4,743,752
Accounts payable and accrued expenses	3,729,290	3,449,442

Total Current Liabilities	54,516,397	89,877,952

Limited partners' interest (6,714,383 common units and 4,486,625 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	108,121,598	75,280,301
General partners' interest	(1,727)	(1,727)
Class B Units (62,500 and 100,000 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	-	-

Total Partners' Equity	108,119,871	75,278,574

Total Liabilities and Partners' Equity	$162,636,268	$165,156,526

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue
Oil, natural gas and natural gas liquids revenues	$5,532,113	$-	$9,851,210	$-

Operating costs and expenses
Lease operating expenses	889,399	-	1,901,906	-
Gathering and processing expenses	257,323	-	599,936	-
Production taxes	523,159	-	937,720	-
Management fees	-	-	886,306	-
General and administrative expenses	317,126	104,216	703,557	159,351
Depreciation, depletion and amortization	2,420,440	-	5,093,262
Total operating costs and expenses	4,407,447	104,216	10,122,687	159,351

Operating income (loss)	1,124,666	(104,216)	(271,477)	(159,351)

Interest expense, net	(1,984,049)	-	(4,180,362)	-

Net loss	$(859,383)	$(104,216)	$(4,451,839)	$(159,351)

Basic and diluted net loss per common unit	$(0.14)	$-	$(0.81)	$-

Weighted average common units outstanding - basic and diluted	5,995,051	-	5,464,063	-

See notes to consolidated financial statements.

Index
Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flow from operating activities:
Net loss	$(4,451,839)	$(159,351)

Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion and amortization	5,093,262	-
Non-cash fair value adjusted amortization	2,455,936	-

Changes in operating assets and liabilities:
Accounts receivable oil, natural gas and natural gas liquids	(2,609,476)	-
Other current assets	(84,086)	-
Accounts payable and accrued expenses	804,013	159,351

Net cash flow provided by operating activities	1,207,810	-

Cash flow from investing activities
Additions to oil, natural gas and natural gas liquid properties	(1,021,539)	-

Net cash flow used in investing activities	(1,021,539)	-

Cash flow from financing activities
Cash paid for deferred loan costs	(250,000)	-
Net proceeds related to issuance of units	40,864,941	-
Distributions paid to limited partners	(3,642,750)	-
Payments on debt	(36,917,833)	-

Net cash flow provided by financing activities	54,358	-

Increase in cash and cash equivalents	240,629	-
Cash and cash equivalents, beginning of period	3,287,054	94

Cash and cash equivalents, end of period	$3,527,683	$94

Interest paid	$1,683,868	$-

Supplemental non-cash information:
Accrued deferred offering costs and other assets	$-	$131,454
Increase in note payable, payment of contingent consideration	5,000,000	-
Decrease in note payable, settlement of pre-close activity	1,082,167	-

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

Note 1.  Partnership Organization

Energy 11, L.P. (the "Partnership") was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the "units") on a best-efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 units. The Partnership's offering was declared effective by the Securities and Exchange Commission ("SEC") on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 units.  The subscribers were admitted as Limited Partners of the Partnership at the initial closing and the Partnership has been admitting additional Limited Partners monthly since that time.

The Partnership's primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the units on a national securities exchange, and (iv) permit holders of units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the units primarily will be used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

The general partner of the Partnership is Energy 11 GP, LLC (the "General Partner"). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the "Managing Dealer"), is the dealer manager for the offering of the units.

The Partnership's fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership's audited consolidated financial statements included in its 2015 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2016.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners' equity. As of June 30, 2016, the Partnership had sold 6.7 million units for gross proceeds of $129.0 million and proceeds net of offering costs of $119.2 million.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Loss Per Common Unit

Basic loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted loss per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no units with a dilutive effect for the three and six months ended June 30, 2016 and 2015. As a result, basic and diluted outstanding units were the same. The Class B Units and Incentive Distribution Rights, as defined below, are not included in loss per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Index
Recent Accounting Standards
In April and May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-10, ASU 2016-11 and ASU 2016-12. Each update clarifies specific topics originally described in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, released in May 2014, amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. However, the FASB deferred the effective date by one year in August 2015. The Partnership is currently evaluating the impact, if any, of ASU 2014-09 as well as the related subsequent pronouncements released during the current quarter.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the guidance is effective for reporting periods beginning after December 15, 2016, and it is not expected to have a material impact on the Partnership's consolidated financial statements.

Note 3.  Oil and Gas Investments

On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the "Sanish Field Assets") for approximately $159.1 million, subject to post-closing adjustments. During the six months ended June 30, 2016, the Partnership and the sellers ("Sellers") adjusted the purchase price for the settlement of operating activity that occurred prior to the closing date. The net impact of the purchase price adjustment was an increase to the purchase price of the asset of approximately $0.5 million. The Partnership has expensed, as incurred, transaction costs associated with the acquisition of the Sanish Field Assets. These costs included but were not limited to due diligence, reserve reports, legal and engineering services and site visits. The Partnership did not incur any transaction costs in the three and six months ended June 30, 2016 and 2015.

The Partnership is a non-operator of the Sanish Field Assets. Whiting Petroleum Corporation ("Whiting"), one of the largest producers in this basin, acts as the operator.

The following unaudited pro forma financial information for the three- and six-month periods ended June 30, 2015 has been prepared as if the acquisition of the Sanish Field Assets had occurred on January 1, 2015.  The unaudited pro forma financial information was derived from the historical Statement of Operations of the Partnership and the historical information provided by the Sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Sanish Field Assets and related financing occurred on the basis assumed above, nor is such information indicative of the Partnership's expected future results of operations.

	Three Months ended	Six Months ended
	June 30, 2015	June 30, 2015
	(Unaudited)	(Unaudited)
Revenues	$7,862,874	$14,207,000
Net income	$1,790,541	$1,995,537

Note 4.  Note Payable

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the Sellers ("Seller Note") of the assets in the original principal amount of $97.5 million. The note bears interest at 5% per annum and is payable in full no later than September 30, 2016 ("Maturity Date"). The Partnership's right to extend the Maturity Date to March 31, 2017 is subject to the satisfaction of the following conditions: (i) the Partnership must deliver to Seller written notice of the election to extend the Maturity Date no later than September 1, 2016, (ii) the Partnership must pay to Seller an extension fee equal to 0.5% of the outstanding principal balance outstanding at September 30, 2016, (iii) during the extension period and until the note is paid in full, in cash, the interest rate on the outstanding principal amount of the note will bear interest at the fixed rate of 7.0% per annum, (iv) the outstanding principal amount of the note as of September 1, 2016 shall not be in excess of $60 million, and (v) both at the time of the delivery of the extension notice and as of September 30, 2016, no event of default shall exist under the note or any collateral document. There is no penalty for prepayment of the note. Payment of the note is secured by a mortgage and liens on all of the Sanish Field Assets in customary form. In accordance with the Seller Note, because the Partnership had not fully repaid all amounts outstanding under the note on or before June 30, 2016, the Partnership paid a deferred origination fee equal to $250,000 during the three months ended June 30, 2016. The deferred origination fee is included in "Other current assets" on the consolidated balance sheets and will be amortized through the Maturity Date.

Index
Interest is due monthly on the last day of each month while the note remains outstanding. In addition to interest payments on the outstanding principal balance of the note, the Partnership must make mandatory principal payments monthly. Prior to reducing the note balance below $60.0 million, the Partnership was required to make principal payments in an amount equal to 75% of the net proceeds the Partnership received from the sale of its equity securities. After reducing the outstanding principal balance below $60.0 million, the Partnership is required to make principal payments in an amount equal to 50% of the net proceeds the Partnership receives from the sale of its equity securities until the note is paid in full. In addition, if the Partnership sells any of the property that is collateral for the note, the Partnership must make a mandatory principal payment equal to 100% of the net proceeds of such sale until the principal amount of the note is paid in full.
Pursuant to the First Amendment of the Interest Purchase Agreement, the Partnership was given the one-time right (exercisable between June 15, 2016 through June 30, 2016) to elect to satisfy the contingent payment in full by paying to Sellers $5.0 million at the time of election or by increasing the amount of the Seller Note by $5.0 million. On June 23, 2016, the Partnership exercised this right by increasing the amount of the Partnership's note with the Sellers by $5.0 million. If the Partnership had not exercised the one-time right, the contingent payment would have ranged from $0 to $95 million depending on the average of the monthly NYMEX:CL strip prices as of December 31, 2017 for future contracts during the delivery period beginning December 31, 2017 and ending December 31, 2022.

As of June 30, 2016 and December 31, 2015, the outstanding balance on the note was $52.0 million and $85.0 million, respectively. As of June 30, 2016 and December 31, 2015, the carrying value of the note, which approximates its fair market value, was $50.8 million and $81.7 million, respectively. The carrying value of all of the other financial instruments of the Partnership approximate fair value due to their short-term nature. The Partnership estimates the fair value of its notes payable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Note 5.  Management Agreement

At the initial closing of the sale of its common units on August 19, 2015, the Partnership entered into a Management Services Agreement (the "Management Agreement") with E11 Management, LLC, (the "Former Manager"), and E11 Incentive Holdings, LLC, an affiliate of the Former Manager ("Incentive Holdings"), whereby the Former Manager agreed to provide management and operating services regarding substantially all aspects of the Partnership's business. The Former Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer.

Under the Management Agreement, the Former Manager agreed to provide management and other services to the Partnership including, but not limited to, the following:

·	Identifying and evaluating oil and natural gas properties for acquisition, development, integration, sale or monetization;

·	Conducting (or overseeing one of its affiliated companies or third-parties to conduct) drilling, completion, production, marketing and hedging operations as the operator of the Partnership's oil and natural gas properties;

·	Overseeing the drilling, completion, production, marketing and hedging operations of our oil and natural gas properties operated by other persons or entities;

·	Identifying and evaluating financing alternatives for acquisitions of producing oil and natural gas properties; and

·	Managing the financial, accounting and other back office support functions associated with the drilling, completion, production, marketing and hedging of the Partnership's oil and natural gas properties.

Pursuant to the Management Agreement, the Partnership agreed to pay the Former Manager a monthly fee.

Upon entering into the Management Agreement, the Partnership issued 100,000 Class B units to Incentive Holdings. The Class B units entitle the holder to receive a portion of distributions made after Payout, as described in Note 6 below.

Index
The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager's key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon was killed in a car accident. Following Mr. McClendon's death and subsequent correspondence between the Former Manager and the Partnership, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of June 30, 2016, the Class B units owned by Incentive Holdings totaled 62,500.
Substantially all of the Partnership's properties are currently being operated by Whiting, an independent third party. Since the Partnership only owns a non-operating interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting, as operator of those properties. Consequently, the Partnership does not anticipate that the termination of the Management Agreement will have an adverse effect on its operations.
For the three and six months ended June 30, 2016, the Partnership incurred fees and reimbursable costs of approximately $0 and $0.9 million, respectively, under the Management Agreement.

Note 6.  Capital Contribution and Partners' Equity

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

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of June 30, 2016, the Partnership had completed the sale of 6,714,383 common units for total gross proceeds of $129.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $119.2 million.

The Partnership intends to continue to raise capital through its best-efforts offering by the Managing Dealer at $20.00 per common unit. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold based on the performance of the Partnership. Based on the units sold through June 30, 2016, the total contingent fee is approximately $5.2 million.

Prior to "Payout," which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights or with respect to Class B units and will not make the contingent, incentive payments to the Managing Dealer, until Payout occurs.

The Partnership Agreement provides that Payout occurs on the day when the aggregate amount distributed with respect to each of the units equals $20.00 plus the Payout Accrual.  The Partnership Agreement defines "Payout Accrual" as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time.  The Partnership Agreement defines Net Investment Amount initially as $20.00 per unit, regardless of the amount paid for the unit.  If at any time the Partnership distributes to holders of units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership's assets, will be made as follows:

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

Index
The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above in Note 5.

All items of income, gain, loss and deduction will be allocated to each Partner's capital account in a manner generally consistent with the distribution procedures outlined above.

For the three months ended June 30, 2016, the Partnership paid distributions of $0.349041 per unit or $2.1 million. For the six months ended June 30, 2016, the Partnership paid distributions of $0.675068 per unit or $3.6 million.

Note 7.  Related Parties
The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm's length and the results of the Partnership's operations may be different than if conducted with non-related parties.  The General Partner's Board of Directors will oversee and review the Partnership's related party relationships and is required to approve any significant modifications to any existing related party transactions, as well as any new significant related party transactions.

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the three and six months ended June 30, 2016, the Partnership paid Mr. Merritt $77,099 and $154,198, respectively.

For the three months ended June 30, 2016 and 2015, approximately $105,000 and $104,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. For the six months ended June 30, 2016 and 2015, approximately $117,000 and $159,000 of general and administrative costs were incurred by the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2016, approximately $105,000 was due to a member of the General Partner.

Note 8.  Subsequent Events

In July 2016, the Partnership declared and paid $0.9 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In July 2016, the Partnership closed on the issuance of approximately 786,300 units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $15.7 million and proceeds net of selling and marketing costs of approximately $14.8 million.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this report may constitute forward-looking statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expect," "intend," "predict," "continue," "further," "seek," "plan" or "project" and variations of these words or comparable words or phrases of similar meaning.

These forward-looking statements include such things as:

•	investment objectives and our ability to make investments in a timely manner on acceptable terms;
•	references to future success in the Partnership's property acquisition, drilling and marketing activities;
•	our use of proceeds of the public offering and our business strategy;
•	estimated future capital expenditures;
•	sales of the Partnership's properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Risk Factors" and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership's Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Partnership was formed as a Delaware limited partnership. The General Partner is Energy 11 GP, LLC (the "General Partner"). The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the "common units") on a best-efforts basis, with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. The Partnership's initial Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the SEC on January 22, 2015. As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 common units for gross proceeds of $25 million. Upon raising the minimum offering amount, the holders of the common units were admitted and the Partnership commenced operations.

Index

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day to day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers. The Partnership's assets owned at June 30, 2016 are non-operated oil and gas wells, substantially all of which are managed and operated by Whiting Petroleum Company ("Whiting"). Whiting, a publicly traded oil and gas company, operates the assets on behalf of the Partnership and other working interest owners.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties. On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the "Sanish Field Assets"). As of June 30, 2016, the Partnership has 217 producing wells, with approximately 257 future development locations.

Oil, natural gas and natural gas liquids ("NGL") prices are determined by many factors outside of the Partnership's control. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership's ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures, drill new wells on existing leasehold sites and/or acquire additional reserves.

Results of Operations

The Partnership closed its minimum offering on August 19, 2015.  The Partnership closed on the purchase of the Sanish Field Assets on December 18, 2015. Other than the payment of fees and expenses described herein, the Partnership had no other operations during the first six months of 2015. Because the Partnership had no revenues during the three and six months ended June 30, 2015, there is no comparison of results of operations for the three and six months ended June 30, 2016 to any of the results of operations for the three and six months ended June 30, 2015, except as otherwise indicated below.

Oil, Natural Gas and NGL Sales

For the three months ended June 30, 2016, revenues for oil, natural gas and NGL sales were $5.5 million. Revenues for the sale of crude oil were $5.2 million, which resulted in a realized price of $40.17 per barrel. Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $2.11 per MCF. Revenues for the sale of NGLs were $0.1 million, which resulted in a realized price of $8.56 per barrel of oil equivalent ("BOE") of production.

For the six months ended June 30, 2016, revenues for oil, natural gas and NGL sales were $9.9 million. Revenues for the sale of crude oil were $9.1 million, which resulted in a realized price of $33.05 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.88 per MCF. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $8.14 per BOE of production.

For the three and six months ended June 30, 2016, the Partnership's working interest production volumes totaled 163,444 and 351,641 BOEs, respectively.

The oil, natural gas and NGL production resulted from the Partnership's working interest in producing properties in the Sanish Field in North Dakota and the associated horizontal wells on that leasehold.

Operating Costs and Expenses

Lease Operating Expenses ("LOE")

For the three and six months ended June 30, 2016, LOE was $0.9 million and $1.9 million, respectively, and LOE costs per BOE of production were $5.44 and $5.41, respectively.

Index
Gathering and Processing Expenses

For the three and six months ended June 30, 2016, gathering and processing fees were $0.2 million and $0.5 million, respectively. Gathering and processing costs per BOE of production were $1.27 and $1.46, respectively.

From time to time, expenses will be incurred on a producing well to restore or increase production. For the three and six months ended June 30, 2016, workover expenses were $50,000 and $88,000, respectively. Workover expenses per BOE of production were $0.31 and $0.25, respectively.

Production Taxes

North Dakota's oil and gas tax structure is comprised of two main taxes: the production tax and the extraction tax. Beginning January 1, 2016, the extraction tax rate was 5% of the gross value at the well. This rate can increase to 6% if the high-price trigger is in effect. The production tax is 5%.

Production taxes for the three and six months ended June 30, 2016 were $0.5 million and $0.9 million, respectively. Production taxes per BOE of production were $3.20 and $2.67, respectively.

Depreciation, Depletion and Amortization ("DD&A")

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three and six months ended June 30, 2016 was $2.4 million and $5.1 million, and DD&A per BOE of production was $14.81 and $14.48, respectively.

Management Fees

Fees incurred under the Management Agreement with the Former Manager for the three and six months ended June 30, 2016 were $0 and $0.9 million. As discussed below, the Management Agreement was terminated in April 2016. The reduction in management fees is partially offset by the Partnership hiring additional resources to replace certain services previously provided by the Former Manager. Therefore, the Partnership has increased accounting and consulting fees, which are classified as general and administrative costs.

General and Administrative Costs

General and administrative costs for the three months ended June 30, 2016 and 2015 were $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2016 and 2015, the Partnership incurred general and administrative expenses of $0.7 million and $0.2 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The increase in general and administrative expense for the three- and six-month periods was driven by the closing of the Partnership's interest in the Sanish Field Assets in December 2015, contributing directly to a rise in current quarter and year-to-date accounting, legal and consulting fees.

Current Developments

Management Agreement

At the initial closing of the sale of common units, August 19, 2015, the Partnership entered into a Management Services Agreement (the "Management Agreement") with E11 Management LLC (the "Former Manager") and E11 Incentive Holdings, LLC, an affiliate of the Former Manager ("Incentive Holdings"), to provide management and operating services regarding substantially all aspects of the Partnership. The Former Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer. Upon entering into the Management Agreement, the Partnership issued 100,000 Class B units to Incentive Holdings; these units entitle the holder to receive a portion of distributions made after Payout, as described in "Note 6. Capital Contribution and Partners' Equity" in Part I, Item I of this Form 10-Q.

Index
The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager's key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon was killed in a car accident. Following Mr. McClendon's death and subsequent correspondence between the Former Manager and us, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of June 30, 2016, the Class B units owned by Incentive Holdings total 62,500.

Substantially all of the Partnership's properties are currently being operated by Whiting, an independent third party. Since the Partnership only owns a non-operating interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting, as operator of those properties. Consequently, the Partnership does not anticipate that the termination of the Management Agreement will have an adverse effect on its operations.

For the three and six months ended June 30, 2016, the Partnership incurred fees and reimbursable costs of approximately $0 and $0.9 million, respectively, under the Management Agreement.

Liquidity and Capital Resources

The Partnership's principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership has acquired.  In addition, the Partnership may borrow additional funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership. In connection with the acquisition of the Sanish Field Assets, the Partnership executed the Seller Note in the original principal amount of $97,500,000. The Partnership intends to use proceeds from the offering to repay the Seller Note and its deferred payment obligations. As a result, until the Seller Note is repaid, the Partnership may not have available liquidity to fund additional acquisitions, capital improvements or distributions.

Partners Equity

The Partnership intends to continue to raise capital through its best-efforts offering of units by David Lerner Associates, Inc. (the "Managing Dealer"). The Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer may also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold based on the performance of the Partnership.

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of June 30, 2016, the Partnership had completed the sale of 6,714,383 common units for total gross proceeds of $129.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $119.2 million. As of June 30, 2016, 93,548,775 common units remained unsold. The Partnership will offer common units until January 23, 2017, unless the offering is extended by the general partner, provided that the offering will be terminated if all of the common units are sold before then.

Distributions

Prior to "Payout," which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights or with respect to Class B units and will not make the contingent, incentive payments to the Managing Dealer, until Payout occurs.

The Partnership Agreement provides that Payout occurs on the day when the aggregate amount distributed with respect to each of the units equals $20.00 plus the Payout Accrual.  The Partnership Agreement defines "Payout Accrual" as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time.  The Partnership Agreement defines Net Investment Amount initially as $20.00 per unit, regardless of the amount paid for the unit.  If at any time the Partnership distributes to holders of units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

Index
All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership's assets, will be made as follows:

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

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above in "Note 5. Management Agreement" in Part I, Item I of this Form 10-Q.

Since distributions to date have been funded with proceeds from the offering of units, the Partnership's ability to maintain its current intended rate of distribution ($1.40 per unit per year) will be based on its ability to increase its cash generated from operations.  As there can be no assurance that the Partnership's current assets will or that the Partnership can acquire additional properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

Financing

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the sellers in the original principal amount of $97.5 million. The note bears interest at 5% per annum and is payable in full no later than September 30, 2016 ("Maturity Date"), see further discussion in "Note 4. Note Payable" in Part I, Item I of this Form 10-Q. Subject to the Partnership's compliance with the conditions set forth in the note, the Partnership has the right to extend the Maturity Date to March 31, 2017. As of June 30, 2016, the outstanding balance on the note was $52.0 million.

Oil and Gas Properties

The Partnership has incurred approximately $0.2 million and $1.1 million in capital expenditures for the three and six months ended June 30, 2016 and expects to invest an additional $0.5 million in capital expenditures for the remainder of 2016 as long as oil, natural gas and NGL prices remain at or near their current levels. The capital expenditure plan has the flexibility to adjust, should the commodity price environment change. Reduced capital expenditures are anticipated to result in lower oil, NGL and natural gas production volumes.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes 2016 capital expenditures for drilling and completion projects difficult to forecast and current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities and cash on hand. Any excess cash (including cash from the net proceeds of sales of units in the Partnership's public offering) is intended to be used to pay down the principal amount of the Seller Note in favor of the Sellers and distributions.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm's length and the results of the Partnership's operations may be different than if conducted with non-related parties.  The General Partner's Board of Directors will oversee and review the Partnership's related party relationships and is required to approve any significant modifications to existing related party transactions, as well as any new significant related party transactions.

See further discussion in "Note 7. Related Parties" in Part I, Item I of this Form 10-Q.

Index
Subsequent Events

In July 2016, the Partnership declared and paid $0.9 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In July 2016, the Partnership closed on the issuance of approximately 786,300 units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $15.7 million and proceeds net of selling and marketing costs of approximately $14.8 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 before making an investment decision regarding the Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Units

The Partnership's Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  Under the public offering we are making under the Registration Statement (as amended and supplemented),we are offering common units of limited partner interest (the "common units") on a best efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. As of June 30, 2016, the Partnership had completed the sale of 6,714,383 common units for total gross proceeds of $129.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $119.2 million. As of June 30, 2016, 93,548,775 common units remained unsold. The Partnership will offer common units until January 23, 2017, unless the offering is extended by the General Partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the "Managing Dealer") and is continuing at $20.00 per unit.

Upon formation of the Partnership, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering in August 2015, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will continue to be reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.  Under our agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Managing Dealer may also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through June 30, 2016, the total contingent fee is approximately $5.2 million.

Index
There is currently no established public trading market in which the Partnership's common units are traded. The net proceeds of the public offering were used as follows:

Use of Proceeds

The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of June 30, 2016.

Units Registered
		5,263,158	Units	$19.00	per unit	$100,000,002
		95,000,000	Units	$20.00	per unit	1,900,000,000
Totals:		100,263,158	Units			$2,000,000,002

Units Sold
		5,263,158	Units	$19.00	per unit	$100,000,002
		1,451,225	Units	$20.00	per unit	29,024,500
Totals:		6,714,383	Units			$129,024,502

Expenses of Issuance and Distribution of Units
	1.	Underwriting commissions				$7,741,470
	2.	Expenses of underwriters				-
	3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
	4.	Fees and expenses of third parties				2,060,385
	Total Expenses of Issuance and Distribution of Common Shares					9,801,855
Net Proceeds to the Partnership						$119,222,647

	1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$111,691,464
	2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
	3.	Repayment of other indebtedness, including interest expense paid				-
	4.	Investment and working capital				2,616,703
	5.	Fees and expenses of third parties				-
	6.	Other				-
	7.	Distributions				4,914,480
Total Application of Net Proceeds to the Partnership						$119,222,647

Index
Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

10.7
Termination of Management Services Agreement by and among E11 Management, LLC, E11 Incentive Holdings, LLC, Energy 11, L.P., and Energy 11 Operating Company, LLC dated August 19, 2015 (incorporated by reference to the Registrant's Form 8-K filed April 7, 2016)

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
101
The following materials from Energy 11, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date:       August 5, 2016