Form 10-Q
period 2016-09-30
Energy 11, L.P.
filed 2016-11-04
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the Partnership had 11,347,919 common units outstanding.

Energy 11, L.P.
Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$15,078,130	$3,287,054
Accounts Receivable:
Oil, natural gas and natural gas liquids revenues	2,749,070	1,417,751
Acquisition post-closing receivable	-	1,556,530
Other current assets	61,153	-
Total Current Assets	17,888,353	6,261,335

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization; September 30, 2016, $7,903,761; December 31, 2015, $391,624	153,426,891	158,895,191

Total Assets	$171,315,244	$165,156,526

Liabilities and Partners’ Equity
Note payable	$-	$81,684,758
Contingent consideration	-	4,743,752
Accounts payable and accrued expenses	3,701,300	3,449,442

Total Current Liabilities	3,701,300	89,877,952

Limited partners' interest (10,112,197 common units and 4,486,625 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	167,615,671	75,280,301
General partners' interest	(1,727)	(1,727)
Class B Units (62,500 and 100,000 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	-	-

Total Partners’ Equity	167,613,944	75,278,574

Total Liabilities and Partners’ Equity	$171,315,244	$165,156,526

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue
Oil, natural gas and natural gas liquids revenues	$5,434,047	$-	$15,285,257	$-

Operating costs and expenses
Lease operating expenses	959,930	-	2,861,836	-
Gathering and processing expenses	861,615	-	1,461,551	-
Production taxes	479,971	-	1,417,691	-
Management fees	-	51,095	886,306	51,095
Acquisition related costs	-	10,249	-	10,249
General and administrative expenses	278,304	414,622	981,861	573,973
Depreciation, depletion and amortization	2,426,415	-	7,519,677	-
Total operating costs and expenses	5,006,235	475,966	15,128,922	635,317

Operating income (loss)	427,812	(475,966)	156,335	(635,317)

Interest (expense) / income, net	(1,938,958)	10,323	(6,119,320)	10,323

Net loss	$(1,511,146)	$(465,643)	$(5,962,985)	$(624,994)

Basic and diluted net loss per common unit	$(0.20)	$(0.62)	$(0.96)	$(2.47)

Weighted average common units outstanding - basic and diluted	7,686,687	751,688	6,210,346	253,316

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flow from operating activities:
Net loss	$(5,962,985)	$(624,994)

Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion and amortization	7,519,677	-
Non-cash expenses, net	3,968,034	-

Changes in operating assets and liabilities:
Accounts receivable oil, natural gas and natural gas liquids revenues	(2,035,124)	-
Other current assets	(61,153)	-
Accounts payable and accrued expenses	475,811	300,690
Due to general partner member	-	(158,641)

Net cash flow provided by (used in) operating activities	3,904,260	(482,945)

Cash flow from investing activities:
Deposit for potential acquisition	-	(10,000,000)
Additions to oil and natural gas properties	(1,279,516)	-

Net cash flow used in investing activities	(1,279,516)	(10,000,000)

Cash flow from financing activities:
Cash paid for deferred loan costs	(250,000)	-
Net proceeds related to issuance of units	104,817,830	35,629,978
Distributions paid to limited partners	(6,483,665)	(217,214)
Payments on note payable	(88,917,833)	-

Net cash flow provided by financing activities	9,166,332	35,412,764

Increase in cash and cash equivalents	11,791,076	24,929,819
Cash and cash equivalents, beginning of period	3,287,054	94

Cash and cash equivalents, end of period	$15,078,130	$24,929,913

Interest paid	$2,171,573	$-

Supplemental non-cash information:
Increase in note payable, payment of contingent consideration	5,000,000	-
Decrease in note payable, settlement of pre-close activity	1,082,167	-

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

Note 1.  Partnership Organization

Energy 11, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “units”) on a best-efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 units.  The subscribers were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2016.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of September 30, 2016, the Partnership had sold 10.1 million units for gross proceeds of $197.0 million and proceeds net of offering costs of $183.1 million.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Loss Per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no units with a dilutive effect for the three and nine months ended September 30, 2016 and 2015. As a result, basic and diluted outstanding units were the same. The Class B Units and Incentive Distribution Rights, as defined below, are not included in net loss per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Recent Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow issues with the objective to reduce existing diversity in practice. For public entities, the guidance is effective for reporting periods beginning after December 15, 2017, and interim periods with those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on the Partnership’s consolidated statements of cash flows.

In April and May 2016, the FASB issued ASU 2016-10, ASU 2016-11 and ASU 2016-12. Each update clarifies specific topics originally described in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, released in May 2014, amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. However, the FASB deferred the effective date by one year in August 2015. The Partnership is currently evaluating the impact, if any, of ASU 2014-09 as well as the related subsequent pronouncements released.

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

Note 3.  Oil and Gas Investments

On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”) for approximately $159.1 million, subject to post-closing adjustments. During the first half of 2016, the Partnership and the sellers (“Sellers”) adjusted the purchase price for the settlement of operating activity that occurred prior to the closing date. The net impact of the purchase price adjustment was an increase to the purchase price of the asset of approximately $0.5 million. The Partnership has expensed, as incurred, transaction costs associated with the acquisition of the Sanish Field Assets. These costs included but were not limited to due diligence, reserve reports, legal and engineering services and site visits. The Partnership did not incur any transaction costs in the three and nine months ended September 30, 2016.

The Partnership is a non-operator of the Sanish Field Assets. Whiting Petroleum Corporation (“Whiting”), one of the largest producers in this basin, acts as the operator.

The following unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2015 has been prepared as if the acquisition of the Sanish Field Assets had occurred on January 1, 2015.  The unaudited pro forma financial information was derived from the historical Statement of Operations of the Partnership and the historical information provided by the Sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Sanish Field Assets and related financing occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months ended	Nine Months ended
	September 30, 2015	September 30, 2015
	(Unaudited)	(Unaudited)
Revenues	$6,726,273	$20,933,273
Net loss	$(1,437,410)	$(1,603,259)

Index

Note 4.  Note Payable

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the Sellers (“Seller Note”) of the assets in the original principal amount of $97.5 million. On September 29, 2016, the Partnership paid the Seller Note in full.

On June 23, 2016, the Seller Note was increased by $5.0 million to satisfy the contingent payment due to the Sellers as defined in the First Amendment of the Interest Purchase Agreement. The Partnership was given the one-time right (exercisable between June 15, 2016 through June 30, 2016) to elect to satisfy the contingent payment in full by paying to Sellers $5.0 million at the time of election or by increasing the amount of the Seller Note by $5.0 million. On June 23, 2016, the Partnership exercised that right by increasing the amount of the Partnership’s note with the Sellers by $5.0 million. If the Partnership had not exercised the one-time right, the contingent payment would have ranged from $0 to $95 million depending on the average of the monthly NYMEX:CL strip prices as of December 31, 2017 for future contracts during the delivery period beginning December 31, 2017 and ending December 31, 2022.

In accordance with the Seller Note, because the Partnership had not fully repaid all amounts outstanding under the note on or before June 30, 2016, the Partnership paid a deferred origination fee equal to $250,000 during the three months ended June 30, 2016. The deferred origination fee was amortized and expensed in full during the three months ended September 30, 2016 and is included in “Interest (expense) / income, net” on the consolidated statements of operations.

As of September 30, 2016 and December 31, 2015, the outstanding balance on the note was $0 and $85.0 million, respectively. As of September 30, 2016 and December 31, 2015, the carrying value of the note, which approximates its fair market value, was $0 and $81.7 million, respectively. The carrying value of all of the other financial instruments of the Partnership approximate fair value due to their short-term nature. The Partnership estimated the fair value of its note payable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Note 5.  Management Agreement

At the initial closing of the sale of its common units on August 19, 2015, the Partnership entered into a Management Services Agreement (the “Management Agreement”) with E11 Management, LLC, (the “Former Manager”), and E11 Incentive Holdings, LLC, an affiliate of the Former Manager (“Incentive Holdings”), whereby the Former Manager agreed to provide management and operating services regarding substantially all aspects of the Partnership’s business. The Former Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer.

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

Index

The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager’s key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon died in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Former Manager and the Partnership, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of September 30, 2016, the Class B units owned by Incentive Holdings totaled 62,500.

Substantially all of the Partnership’s properties are currently being operated by Whiting, an independent third party. Since the Partnership only owns a non-operating interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting, as operator of those properties. Consequently, the termination of the Management Agreement has not had and the Partnership does not anticipate that the termination will have an adverse effect on its operations.

For the three and nine months ended September 30, 2016, the Partnership incurred fees and reimbursable costs of approximately $0 and $0.9 million, respectively, under the Management Agreement. For the three and nine months ended September 30, 2015, the Partnership incurred fees and reimbursable costs of approximately $0.3 million under the Management Agreement.

Note 6.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership.  Upon closing of the minimum offering the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the units.

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of September 30, 2016, the Partnership had completed the sale of 10,112,197 common units for total gross proceeds of $197.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $183.1 million.

The Partnership intends to continue to raise capital through its best-efforts offering by the Managing Dealer at $20.00 per common unit. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the units sold.  The Managing Dealer will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the units sold based on the performance of the Partnership. Based on the units sold through September 30, 2016, the total contingent fee is approximately $7.9 million.

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

For the three months ended September 30, 2016, the Partnership paid distributions of $0.375891 per unit or $2.8 million. For the nine months ended September 30, 2016, the Partnership paid distributions of $1.050959 per unit or $6.5 million.

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

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the three and nine months ended September 30, 2016, the Partnership paid Mr. Merritt $77,099 and $231,297, respectively.

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership will make twelve monthly payments of $8,537. For the three and nine months ended September 30, 2016, the Partnership paid $25,611 to the affiliate of the General Partner.

For the three and nine months ended September 30, 2016, approximately $70,000 and $187,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2016, approximately $70,000 was due to a member of the General Partner.

Note 8.  Subsequent Events

In October 2016, the Partnership declared and paid $1.1 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In October 2016, the Partnership closed on the issuance of approximately 1.2 million units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $24.7 million and proceeds net of selling and marketing costs of approximately $23.2 million.

On November 3, 2016, the Partnership, through one of its wholly-owned subsidiaries, entered into an agreement with Kaiser-Whiting, LLC for the option to acquire an additional approximate 11% working interest in the Sanish Field Assets for approximately $130.0 million. The Partnership was granted this option in exchange for a $1.0 million payment, which was made on November 3, 2016. The Partnership has until December 30, 2016 to exercise the purchase option.

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

Index

Overview

The Partnership was formed as a Delaware limited partnership. The General Partner is Energy 11 GP, LLC (the “General Partner”). The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis, with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. The Partnership’s initial Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the SEC on January 22, 2015. As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 common units for gross proceeds of $25 million. Upon raising the minimum offering amount, the holders of the common units were admitted and the Partnership commenced operations.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day to day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers. The Partnership’s assets owned at September 30, 2016 are non-operated oil and gas wells, substantially all of which are managed and operated by Whiting Petroleum Company (“Whiting”). Whiting, a publicly traded oil and gas company, operates the assets on behalf of the Partnership and other working interest owners.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties. On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”). As of September 30, 2016, the Partnership has 216 producing wells, with approximately 257 future development locations.

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures, drill new wells on existing leasehold sites and/or acquire additional reserves.

Results of Operations

 The Partnership closed its minimum offering on August 19, 2015.  The Partnership closed on the purchase of the Sanish Field Assets on December 18, 2015. Other than the payment of fees and expenses described herein, the Partnership had no other operations during the first nine months of 2015. Because the Partnership had no revenues during the three and nine months ended September 30, 2015, there is no comparison of results of operations for the three and nine months ended September 30, 2016 to any of the results of operations for the three and nine months ended September 30, 2015, except as otherwise indicated below.

Oil, Natural Gas and NGL Sales

For the three months ended September 30, 2016, revenues for oil, natural gas and NGL sales were $5.4 million. Revenues for the sale of crude oil were $4.7 million, which resulted in a realized price of $39.09 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.72 per MCF. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $13.03 per barrel of oil equivalent (“BOE”) of production.

For the nine months ended September 30, 2016, revenues for oil, natural gas and NGL sales were $15.3 million. Revenues for the sale of crude oil were $13.8 million, which resulted in a realized price of $34.88 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $2.20 per MCF. Revenues for the sale of NGLs were $0.6 million, which resulted in a realized price of $11.86 per BOE of production.

For the three and nine months ended September 30, 2016, the Partnership’s working interest production volumes totaled 163,272 and 514,913 BOEs, respectively.

Index

The oil, natural gas and NGL production resulted from the Partnership’s working interest in producing properties in the Sanish Field in North Dakota and the associated horizontal wells on that leasehold.

Operating Costs and Expenses

Lease Operating Expenses (“LOE”)

For the three and nine months ended September 30, 2016, LOE was $1.0 and $2.9 million, respectively, and LOE per BOE of production were $5.88 and $5.56, respectively. While quarterly LOE has stabilized during 2016, quarterly production has decreased over the same period, which directly leads to an increase in LOE per BOE of production.

Gathering and Processing Expenses

For the three and nine months ended September 30, 2016, gathering and processing fees were $0.8 million and $1.3 million, respectively. Gathering and processing costs per BOE of production were $4.65 and $2.47, respectively. During the third quarter of 2016, the Partnership’s operator amended its gathering and processing contract, which led to increases in gathering and processing costs. Higher third-party fractionation expenses also contributed to the significant increase in gathering and processing costs, in total and per BOE of production, during the third quarter of 2016. The third quarter costs per BOE are expected to continue for the remainder of 2016 and into 2017.

From time to time, expenses will be incurred on a producing well to restore or increase production. For the three and nine months ended September 30, 2016, workover expenses were $0.1 and $0.2 million, respectively. Workover expenses per BOE of production were $0.62 and $0.37, respectively. The Partnership authorized substantial rework on two wells during the three months ended September 30, 2016, leading to the increase in workover expenses per BOE of production. These costs will vary depending on the need for specific well rework.

Production Taxes

North Dakota’s oil tax structure is comprised of two main taxes: the production tax and the extraction tax. The production tax is 5%. Beginning January 1, 2016, the extraction tax rate is also 5% of the gross value at the well. This rate can increase to 6% if the high-price trigger, defined as the average price of a barrel of oil exceeding a trigger price of $90 for each month in any consecutive three-month period, is in effect. The 6% rate would remain in effect until the average price is less than $90 per barrel for each month in any consecutive three-month period.

The production tax on gas is subject to a price index change on July 1 of each calendar year. The rate for July 1, 2016 through June 30, 2017 is $0.0601 per MCF. The previous rate from July 1, 2015 through June 30, 2016 was $0.1106 per MCF.

Production taxes for the three and nine months ended September 30, 2016 were $0.5 million and $1.4 million, respectively. Production taxes per BOE of production were $2.94 and $2.75, respectively.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three and nine months ended September 30, 2016 was $2.4 million and $7.5 million, and DD&A per BOE of production was $14.86 and $14.60, respectively.

Management Fees

Fees and expenses incurred under the Management Agreement with the Former Manager for the three months ended September 30, 2016 and 2015 were $0 and $0.3 million. Fees and expenses incurred under the Management Agreement for the nine months ended September 30, 2016 and 2015 were $0.9 and $0.3 million. As discussed below, the Management Agreement was terminated in April 2016. The reduction in management fees is partially offset by the Partnership hiring additional resources to replace certain services previously provided by the Former Manager. Therefore, the Partnership has increased accounting and consulting fees, which are classified as general and administrative costs.

Index

General and Administrative Costs

General and administrative costs for the three months ended September 30, 2016 and 2015 were $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the Partnership incurred general and administrative expenses of $1.0 million and $0.6 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

During the third quarter of 2015, the Partnership completed the sale of the minimum offering and entered into an Interest Purchase Agreement to acquire the Sanish Field Assets, which contributed to higher consulting fees and travel expenses for the three months ended September 30, 2015. However, general and administrative expenses for the nine-month period ended September 30, 2016 exceeded those of the prior year due to the closing of the Partnership’s interest in the Sanish Field Assets in December 2015, resulting in a rise in year-to-date accounting, legal and consulting fees.

Supplemental Non-GAAP Measure

The Partnership uses “EBITDAX”, defined as Earnings before Interest, Income Taxes, Depreciation, Depletion, Amortization and Exploration Expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income (loss), operating income (loss), cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although EBITDAX, as calculated by the Partnership, may not be comparable to EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the Partnership’s operational performance of its operator.

The following table reconciles the Partnership’s GAAP net loss to EBITDAX for the three and nine months ended September 30, 2016. Because the Partnership had no revenues during the three and nine months ended September 30, 2015, there is no comparison of EBITDAX for the three and nine months ended September 30, 2016 to EBITDAX for the three and nine months ended September 30, 2015.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Net loss	$(1,511,146)	$(5,962,985)
Interest expense / (income), net	1,938,958	6,119,320
Depreciation, depletion and amortization	2,426,415	7,519,677
Exploration expenses	-	-
EBITDAX	$2,854,227	$7,676,012

Current Developments

Management Agreement

At the initial closing of the sale of common units, August 19, 2015, the Partnership entered into a Management Services Agreement (the “Management Agreement”) with E11 Management LLC (the “Former Manager”) and E11 Incentive Holdings, LLC, an affiliate of the Former Manager (“Incentive Holdings”), to provide management and operating services regarding substantially all aspects of the Partnership. The Former Manager was formed by Aubrey K. McClendon and he served as its Chief Executive Officer. Upon entering into the Management Agreement, the Partnership issued 100,000 Class B units to Incentive Holdings; these units entitle the holder to receive a portion of distributions made after Payout, as described in “Note 6. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q.

Index

The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager’s key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon died in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Former Manager and us, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of September 30, 2016, the Class B units owned by Incentive Holdings total 62,500.

Substantially all of the Partnership’s properties are currently being operated by Whiting, an independent third party. Since the Partnership only owns a non-operating interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting, as operator of those properties. Consequently, the termination of the Management Agreement has not had and the Partnership does not anticipate that the termination will have an adverse effect on its operations.

For the three and nine months ended September 30, 2016, the Partnership incurred fees and reimbursable costs of approximately $0 and $0.9 million, respectively, under the Management Agreement. For the three and nine months ended September 30, 2015, the Partnership incurred fees and reimbursable costs of approximately $0.3 million under the Management Agreement.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership has acquired.  In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership. In September 2016, the Partnership repaid the Seller Note that was entered into in conjunction with the purchase of the Sanish Field Assets.

The Partnership anticipates that cash on hand, cash flow from operations and proceeds of the best-efforts offering will be adequate to meet its anticipated liquidity requirements.

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

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of September 30, 2016, the Partnership had completed the sale of 10,112,197 common units for total gross proceeds of $197.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $183.1 million. As of September 30, 2016, 90,150,961 common units remained unsold. The Partnership will offer common units until January 23, 2017, unless the offering is extended by the general partner, provided that the offering will be terminated if all of the common units are sold before then.

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

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above in “Note 5. Management Agreement” in Part I, Item I of this Form 10-Q.

Since a portion of distributions to date have been funded with proceeds from the offering of units, the Partnership’s ability to maintain its current rate of distribution ($1.40 per unit per year) will be based on its ability to increase its cash generated from operations.  As there can be no assurance that the Partnership’s current assets will or that the Partnership can acquire additional properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

Financing

As part of the financing for the purchase of the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the sellers in the original principal amount of $97.5 million. The note was payable in full no later than September 30, 2016 (“Maturity Date”). On September 29, 2016, the Partnership paid the Seller Note in full. See further discussion in “Note 4. Note Payable” in Part I, Item I of this Form 10-Q.

Oil and Gas Properties

The Partnership has incurred approximately $0.4 million and $1.5 million in capital expenditures for the three and nine months ended September 30, 2016 and expects to invest an additional $0.2 million in capital expenditures for the remainder of 2016. The Partnership expects to invest approximately $0.5 to $1.0 million in capital expenditures during 2017 if oil, natural gas and NGL prices remain at or near current levels. However, the capital expenditure plan has the flexibility to adjust should the commodity price environment change. Reduced capital expenditures are anticipated to result in lower oil, NGL and natural gas production volumes.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult for us to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2016 as well as 2017 and current estimated capital expenditures could be significantly different from amounts actually invested.

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

See further discussion in “Note 7. Related Parties” in Part I, Item I of this Form 10-Q.

Index

Subsequent Events

In October 2016, the Partnership declared and paid $1.1 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In October 2016, the Partnership closed on the issuance of approximately 1.2 million through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $24.7 million and proceeds net of selling and marketing costs of approximately $23.2 million.

On November 3, 2016, the Partnership, through one of its wholly-owned subsidiaries, entered into an agreement with Kaiser-Whiting, LLC for the option to acquire an additional approximate 11% working interest in the Sanish Field Assets for approximately $130.0 million. The Partnership was granted this option in exchange for a $1.0 million payment, which was made on November 3, 2016. The Partnership has until December 30, 2016 to exercise the purchase option.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 before making an investment decision regarding the Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common Units

The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  Under the public offering we are making under the Registration Statement (as amended and supplemented),we are offering common units of limited partner interest (the “common units”) on a best efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. As of September 30, 2016, the Partnership had completed the sale of 10,112,197 common units for total gross proceeds of $197.0 million and proceeds net of offering costs including selling commissions and marketing expenses of $183.1 million. As of September 30, 2016, 90,150,961 common units remained unsold. The Partnership will offer common units until January 23, 2017, unless the offering is extended by the General Partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”) and is continuing at $20.00 per unit.

Upon formation of the Partnership, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering in August 2015, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will continue to be reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.  Under our agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Managing Dealer may also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through September 30, 2016, the total contingent fee is approximately $7.9 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following tables set forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of September 30, 2016.

Units Registered
		5,263,158	Units	$19.00	per unit	$100,000,002
		95,000,000	Units	$20.00	per unit	1,900,000,000
Totals:		100,263,158	Units			$2,000,000,002

Units Sold
		5,263,158	Units	$19.00	per unit	$100,000,002
		4,849,039	Units	$20.00	per unit	96,980,780
Totals:		10,112,197	Units			$196,980,782

Expenses of Issuance and Distribution of Units
	1.	Underwriting commissions				$11,818,847
	2.	Expenses of underwriters				-
	3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
	4.	Fees and expenses of third parties				2,093,154
	Total Expenses of Issuance and Distribution of Common Shares					13,912,001
Net Proceeds to the Partnership						$183,068,781

	1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$164,122,338
	2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
	3.	Repayment of other indebtedness, including interest expense paid				-
	4.	Investment and working capital				11,191,049
	5.	Fees and expenses of third parties				-
	6.	Other				-
	7.	Distributions				7,755,394
Total Application of Net Proceeds to the Partnership						$183,068,781

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Index

Item 6.  Exhibits.

Exhibit No.	Description

2.3
Exclusive Option Agreement among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and Don P. Millican, attorney-in-fact on behalf of sellers dated November 3, 2016 (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed November 4, 2016)

10.7
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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date:      November 4, 2016