Form 10-K
period 2016-12-31
Energy 11, L.P.
filed 2017-03-03
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Units of Limited Partnership Interest

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established public market for the registrant’s outstanding limited partnership interests. The registrant is continuing to conduct the ongoing initial public offering of its limited partnership interests (the “public offering”) pursuant to its registration statement on Form S-1 (File No. 333-197476) at a per unit price of $20.  The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2016 was $0.

As of March 3, 2017, the Partnership had 16,690,442 common units outstanding.

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

These forward-looking statements include such things as:

•	investment objectives and our ability to make investments in a timely manner on acceptable terms;
•	references to future success in the Partnership’s property acquisition, drilling and marketing activities;
•	our use of proceeds of the public offering and our business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

Item 1.  Business

Energy 11, L.P. (the “Partnership,” “we” or “us”) was formed as a Delaware limited partnership in June 2013.  The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013.  In the public offering, we are offering common units of limited partners’ interests (the “common units”) on a best-efforts basis with the intention of raising up to $2,000,000,000 of capital, consisting of 100,263,158 common units. The registration statement with respect to the public

Index
offering was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2015.  As of August 19, 2015, we completed the sale of the minimum offering of 1,315,790 common units. The subscribers were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time. As of December 31, 2016, the Partnership had sold 14.6 million common units for gross proceeds of $286.4 million and proceeds net of offering costs of $267.1 million. The offering will expire on the sooner of April 24, 2017 or the sale of 100,263,158 common units. As of March 3, 2017, we had 16,690,442 common units outstanding.

As of December 31, 2016, we own an approximate 11% working interest in approximately 216 existing producing wells and approximately 257 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”). The Sanish Field Assets are part of the Bakken shale formation in the Greater Williston Basin. On January 11, 2017, the Partnership completed the purchase of an additional 11% working interest in the Sanish Field Assets. All of our Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE:WLL), a publicly traded oil and gas company.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”).

Business Objective

Our primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been used to acquire a 22-23% working interest in the Sanish Field Assets and will be used to further develop these assets.

We were formed to acquire and develop oil and gas properties located onshore in the United States.  We will manage and further develop our existing interests and as capital is available will look for additional interests in oil and gas properties.

Our Oil and Natural Gas Reserves

The table below summarizes our estimated net proved reserves as of December 31, 2016:

	As of December 31, 2016
	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
Proved Reserves (1)
Developed	4,748	5,163	631	6,240	$46,597
Undeveloped	4,042	4,804	587	5,431	14,349
Total Proved Reserves	8,790	9,967	1,218	11,670	$60,946

(1)
Our proved reserves as of December 31, 2016 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2016 were $42.75 per barrel of oil and $2.48 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2016 were $36.25 per barrel of oil, ($0.38) per MMcf of natural gas and $4.70 per barrel of NGL. See “Note 9 — Supplemental Oil and Natural Gas Disclosures (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

(2)
The standardized measure of discounted future net cash flows represents the estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, in accordance with Accounting Standards Codification Topic 932 – Extractive Activities – Oil and Gas. Because we are a limited partnership, we are not subject to federal taxes in the calculation of the standardized measure. In addition, there are no entity level or gross receipts taxes in North Dakota, where all Partnership wells are located, that would give rise to an additional state tax provision.

Index
The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Prices for oil or natural gas at December 31, 2016 are above the average calculated for 2016. Sustained higher prices will have a positive impact to the estimated quantities and present values of our reserves; however, should prices decline, the estimated quantities and present values of our reserves will be reduced.

Current Developments

2017 Acquisition

As discussed above, the purchase of the additional 11% working interest in the Sanish Field Assets was completed on January 11, 2017. The purchase price was $130.0 million and was funded by the Partnership with $90.0 million in cash (from the sale of the Partnership’s common units in its ongoing, best-efforts offering) and a $40.0 million promissory note (“Seller Note”). The Partnership paid the $40.0 million Seller Note in full on February 23, 2017.  The Seller Note bore interest at 5% per annum up to the payoff date.

Management Agreement

At the initial closing of the sale of common units on August 19, 2015, the Partnership entered into a management services agreement (the “Management Agreement”) with E11 Management LLC (the “Former Manager”) to provide management and operating services regarding substantially all aspects of the Partnership. Under the Management Agreement, the Former Manager agreed to provide management and operating services to the Partnership in exchange for a monthly fee. In addition, the Partnership issued 100,000 Class B units to an affiliate of the Former Manager upon entering into the Management Agreement. The Class B units entitle the holder to receive a portion of distributions made after Payout, as defined in Distributions below.

The Former Manager was formed by Aubrey K. McClendon. The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager’s key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon died in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Former Manager and the Partnership, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of December 31, 2016, the Class B units owned by Incentive Holdings totaled 62,500. Since substantially all the Partnership’s properties are operated by Whiting and the Partnership only owns a non-operating working interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting. Consequently, the termination of the Management Agreement has not had and the Partnership does not anticipate that the termination will have an adverse effect on its operations.

See further discussion in Note 6 titled “Management Agreement” In Part II, Item 8 of this Form 10-K.

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

Index
See further discussion in Note 8 titled “Related Parties” in Part II, Item 8 of this Form 10-K.

Partners’ Equity and Distributions

As of December 31, 2016, the Partnership had sold 14.6 million common units for gross proceeds of $286.4 million and proceeds net of offering costs of $267.1 million. David Lerner Associates, Inc. is the dealer manager for the Partnership’s best-efforts offering (the “Dealer Manager”). Under the agreement with the Dealer Manager, the Dealer Manager receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership.

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights (owned by the General Partner), with respect to Class B units or the contingent, incentive payments to the Dealer Manager, until Payout occurs.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Dealer Manager, as the contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding common units, pro rata based on their percentage interest until such time as the Dealer Manager receives the full amount of the contingent incentive fee under the Dealer Manager Agreement;

•
Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding common units, pro rata based on their percentage interest.

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2016, the Partnership paid distributions of $1.40 per common unit or $10,448,981, and for the year ended December 31, 2015, the Partnership paid distributions of $0.51 per common unit or $1.3 million. The Partnership began paying distributions upon reaching the minimum offering in August 2015.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

Our policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and our peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the

Index
year ended December 31, 2016 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time, and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a bachelor of science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

Our President works closely with our independent engineers, Pinnacle Energy, to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. Our President also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year end reserve estimates, and assesses them for reasonableness.

The Board of Directors of our General Partner also meets with our President to discuss matters and policies related to our reserves.

 Our methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields.

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

Proved Undeveloped Reserves

At December 31, 2016, we had proved undeveloped reserves (“PUDs”) of approximately 5,430 MBOE, or approximately 47% of total proved reserves. Total PUDs at December 31, 2015 were 4,988 MBOE.  The following table reflects the changes in PUDs during 2016:

MBOE
Proved undeveloped reserves, December 31, 2015	4,988
Revisions of previous estimates	442
Conversion to proved developed reserves	-
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2016	5,430

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. We will be required to remove our current PUDs if we do not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of our PUDs at December 31, 2016 are scheduled to be drilled within five years of the date they were initially recorded. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause us in the future to forecast less capital to

Index
be available for development of our PUDs, which may cause us to decrease the number of our PUDs we expect to develop within the five year time frame. In addition, lower oil and natural gas prices may cause our PUDs to become uneconomic to develop, which would cause us to remove them from the proved undeveloped category.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year (Period) Ended December 31,
	2016	2015 (1)
Production (BOE):
Oil	498,926	21,937
Natural gas	86,521	3,065
Natural gas liquids	69,059	2,841
Total	654,506	27,843
Average sales price per unit:
Oil (per Bbl)	$36.50	$30.17
Natural gas (per Mcf)	2.43	1.47
Natural gas liquids (per Bbl)	12.97	5.29
Combined (per BOE)	31.12	25.28
Average unit cost per BOE:
Production costs:
Lease operating expenses	$5.81	$5.35
Gathering and processing expenses	2.66	0.60
Workover expenses	0.41	0.05
Production taxes	2.86	2.67
Total production costs	11.74	8.67
Depreciation, depletion and amortization	14.56	14.07

(1) All production and cost figures are derived from the Partnership’s ownership of the properties from December 18, 2015 through December 31, 2015.

Delivery Commitments

As of December 31, 2016, we had no commitments to provide a fixed quantity of oil or natural gas.

Drilling Activity

During the first quarter of 2016, we completed the drilling of one well. We neither started nor completed any additional wells for the remainder of 2016.

Total Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells as of December 31, 2016:

	December 31, 2016
	Gross	Net
Oil wells:
Sanish Field	216	23.1

Of the total well count for 2016, none are multiple completions.

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

Index
Developed and Undeveloped Acreage Position

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2016, all of which is located in the State of North Dakota in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	34,269	4,564	-	-	34,269	4,564

As is customary in the oil and natural gas industry, we can generally retain an interest in undeveloped acreage through drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases. The oil and natural gas leases in which we have an interest are for varying primary terms and, if production under a lease continues from developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced. The oil and natural gas properties consist primarily of oil and natural gas wells and interests in developed leasehold acreage.

Undeveloped Acreage Expirations

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

Index
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

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas where we may acquire producing properties.  These seasonal anomalies can pose challenges for meeting our drilling objectives and increase competition for equipment, supplies and personnel during the drilling season, which could lead to shortages and increased costs or delay our operations.  Generally, demand for natural gas is higher in summer and winter months.  In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter natural gas requirements during off–peak months.  This can lessen seasonal demand fluctuations.

Environmental, Health and Safety Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment.  These laws and regulations may, among other things:

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

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible.  The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability.  Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance,

Index
such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs.  In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters.  The US Environmental Protection Agency, or EPA, has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017 to 2019.

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

Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our expected operations, our properties may generate wastes that may fall within CERCLA’s definition of hazardous substance and may dispose of these wastes at disposal sites owned and operated by others. Comparable state statutes may not provide a comparable exemption for petroleum, and there is no guarantee that federal law will not adopt more stringent requirements with respect to the petroleum substances.  We may also be the owner of sites on which hazardous substances have been released.  If contamination is discovered at a site on which we are or have been an owner or operator or to which we sent hazardous substances, we could be liable for the costs of investigation and remediation and natural resources damages.  Further, we could be required to suspend or cease operations in contaminated areas.

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

Index
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

Congress has repeatedly considered legislation to amend the federal Safe Drinking Water Act to remove the exemption for hydraulic fracturing operations and require reporting and disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  A number of states, local and regional regulatory authorities have or are considering hydraulic fracturing regulation and other regulations imposing new or more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations.

Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal, state, regional and local levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities.  The EPA completed a wide-ranging study on the effects of hydraulic fracturing on drinking water resources and released its results in 2016. The EPA indicated that uncertainties and data gaps limited the EPA’s ability to fully assess impacts to drinking water resources locally and nationally, but hydraulic fracturing can impact drinking water under certain circumstances.

If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where we own properties that require additional drilling, we could incur substantial compliance costs and such requirements could adversely delay or restrict our ability to conduct fracturing activities on our assets.

Toxic Substances Control Act and Hydraulic Fracturing

On August 4, 2011, Earthjustice and 114 other organizations petitioned the EPA under section 21 of the Toxic Substances Control Act (TSCA) to use section 8(a) to require manufacturers and processors of oil and gas exploration and production (E&P) chemical substances and mixtures to maintain certain records and submit reports on those records; TSCA section 8(d) to require manufacturers, processors, and distributors to submit to the EPA existing health and safety studies related to E&P chemical substances and mixtures; TSCA section 8(c) to request submission of copies of any information related to significant adverse reactions to human health or the environment alleged to have been caused by E&P chemical substances and mixtures; and TSCA section 4 to require manufacturers and processors of E&P chemical substances and mixtures to conduct toxicity testing of E&P chemical substances and mixtures. In a letter dated November 2, 2011, the EPA informed petitioners that it denied the TSCA section 4 request and in a letter dated November 23, 2011, the EPA informed petitioners that it granted in part the TSCA section 8(a) and 8(d) requests. The document sets forth EPA's reasons for denying in part the petitioners' requests. In addition, the EPA has concluded that TSCA section 21 does not apply to requests for a TSCA section 8(c) data call-in. The EPA is launching a stakeholder and public engagement process to seek input on the design and scope of a system of reporting requirements. This is part of the EPA’s general review of hydraulic fracturing.

Index

Oil Pollution Act

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge on properties we own, we may be liable for costs and damages.

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

In 2015, the EPA proposed new rules limiting methane emissions from the oil and gas industry.  The proposed rules, if adopted, would amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane.  Simultaneously with the proposal of the methane rules, the EPA released a proposal soliciting comments on two alternatives for aggregating multiple surface sites into a single-source of air quality permitting purposes. Depending upon the alternative selected by the EPA, sites which currently would not require permitting under the Clean Air Act could require permits, an outcome that could result in costs and delays to our operations; however, given the present uncertainty regarding this rule, the extent and magnitude of that impact cannot be reliably or accurately estimated.  In January 2016, BLM has proposed rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls and well as inspection requirements. If adopted or enacted, additional regulations on our air emissions is likely to result in increased compliance costs and additional operating restrictions on our business.

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

Index
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

OSHA and Other Laws and Regulation

Our operators are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under the Title III of CERCLA and similar state statutes require that employers organize and/or disclose information about hazardous materials used or produced in operations.

Index
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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by BLM, Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, Bureau of Indian Affairs, tribal or other appropriate federal, state and/or Indian tribal agencies.

Index
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

Index
The U.S. Department of Energy (“DOE”) regulates the export of natural gas produced in the U.S., including the export of liquefied natural gas (“LNG”), and the FERC regulates the construction and operation of liquefaction facilities used to convert gaseous natural gas into liquid for export as LNG. The DOE has granted several long-term LNG export licenses and FERC has authorized the construction and operation of several LNG export facilities for natural gas produced in the lower 48 States of the U.S., several of which are currently under construction. Beginning in 2016, cargo of LNG from the lower 48 States of the U.S. is being exported. It is too early to tell what impact this expansion of the markets available to natural gas produced in the U.S. will have on U.S. natural gas prices.

Other Regulation

In addition to the regulation of oil and natural gas pipeline transportation rates, the oil and natural gas industry generally is subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our operations.

Employees

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership.  All decisions regarding the management of the Partnership made by the General Partner will be made by the board of directors of the General Partner and its officers.

General Corporate Information

Energy 11, LP is a Delaware limited partnership founded in 2013 with principal offices at 120 W 3rd Street, Suite 220, Fort Worth, Texas 76102. We can be reached at (817) 882-9192 and our website address is www.energyeleven.com. The Partnership makes available, free of charge through its Internet website, its annual report on Form 10-K and quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the SEC. Information contained on the Partnership’s website is not incorporated by reference into this report.

Item 1A.  Risk Factors

Risks Related to an Investment in the Partnership

Neither our chief executive officer nor our chief financial officer has any prior experience in investing in oil and gas properties.

The experience of our chief executive officer and our chief financial officer is primarily in the real estate industry. This is the first oil and gas program in which our chief executive officer and our chief financial officer have participated. The Partnership was originally formed with the intention of relying on the services of the Former Manager for primary oil and gas expertise and in identifying the location of suitable properties for acquisition. Since the Management Agreement has been terminated, the Partnership will no longer be able to rely upon the experienced personnel of the Former Manager. You should consider an investment in the Partnership in light of the risks, uncertainties and difficulties frequently encountered by management operating in a new industry.

The Partnership has limited prior operating history and this is the first oil and gas program sponsored by the General Partner and its affiliates.

The Partnership, which was formed in 2013, has limited operating history, and since its formation, the Partnership has not owned or operated any operating assets other than the Sanish Field Assets acquired on December 18, 2015. This is the first oil and gas program sponsored by the general partner and its affiliates. You should consider an investment in the Partnership in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like the Partnership, in their early stage of development. The Partnership cannot guarantee that it will succeed in achieving its goals, and its failure to do so could cause you to lose all or a portion of your investment.

Index
Because we have not yet identified or selected all properties that we may acquire, this is a “blind pool” offering.  This means you may not be able to evaluate all of the Partnership’s properties before making your investment decision.

On December 18, 2015, the Partnership acquired the Sanish Field Assets and in January 2017, the Partnership acquired additional working interests in the Sanish Field Assets. We have not selected any other properties for acquisition by the Partnership and may not select additional properties for acquisition until after you invest in the Partnership. You may not have an opportunity before purchasing units to evaluate geophysical, geological, economic or other pertinent information regarding any additional prospects to be selected. If we select additional properties for acquisition by the Partnership during the offering period, we will file a prospectus supplement describing the properties and their proposed acquisition. If you subscribe for units prior to any such supplement you will not be permitted to withdraw your subscription as a result of the selection of any property.

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

Our General Partner has the right to make distributions from the proceeds of borrowings and capital contributions. It is likely that all or a part of distributions to common unitholders during the early years of our operations will represent the proceeds of capital contributions, rather than cash generated in our operations. This is because as proceeds are raised in the public offering, it is not always possible immediately to invest them in oil and gas properties that generate our desired return on investment. There may be a “lag” or delay between the raising of offering proceeds and their investment in oil and gas properties. Investors who acquire common units relatively early in our public offering, as compared with later investors, may receive a greater return of offering proceeds as part of the earlier distributions. Offering proceeds that are returned to investors as part of distributions to them will not be available for investments in oil and gas properties. In addition, during certain periods, we expect that distributions may exceed the amount of earnings and cash flows from operations during such periods.  The payment of distributions will decrease the cash available to invest in oil and gas properties and will reduce the amount of distributions we may make in the future. We cannot and do not guarantee that investors will receive any specific return on their investment. Further, there is no limitation on the amount of distributions that can be funded from offering proceeds or indebtedness. Because cash generated from our operations will be comingled and is fungible with cash received from capital contributions and indebtedness, we are unable to determine a point in time when distributions will no longer be sourced from capital contributions.

Moreover, as a result of the Seller Note indebtedness we incurred in connection with the January 2017 Sanish Field Assets acquisition, we will use a portion of our cash flow to pay interest on and principal of this indebtedness when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

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

Index
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

•	Conflicts caused by the sale of properties to programs that have or may be formed by the General Partner and its affiliates in the future; and
•
Conflicts caused by competition for management time and attention with other oil and gas partnerships and with other business activities in which management of our General Partner are or may be involved.

Our Partnership Agreement provides that our General Partner will have no liability to the Partnership or the holders of the common units for decisions made, if such decisions are made in good faith.  In addition, our Partnership Agreement provides that if the General Partner receives a fairness opinion regarding the sale price of a property or in connection with a merger or the listing of our common units on a national securities exchange, including transactions that involve affiliates of the General Partner, the General Partner will be deemed to have acted in good faith.

Amounts paid to our General Partner regardless of success of the Partnership’s activities will reduce the cash we have available for distribution.

The General Partner and its affiliates will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership as described in “Compensation” within the Partnership’s prospectus, regardless of the Partnership’s success in acquiring, developing and operating properties. The fees and direct costs to be paid to the General Partner will reduce the amount of cash distributions to investors. With respect to third-party costs, the General Partner has sole discretion on behalf of the Partnership to select the provider of the services or goods and the provider’s compensation.

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

The timing and amount of distributions will be determined in the sole discretion of the General Partner. The level of distributions, when made, will primarily be dependent upon the Partnership’s levels of revenue, among other factors. Distributions may be reduced or deferred, in the discretion of the General Partner, to the extent that the Partnership’s revenues are used or reserved for any of the following:

•
compensation and fees paid to the General Partner and its affiliates as described above in “— Amounts paid to our General Partner regardless of success of the Partnership’s activities will reduce the cash available for distribution;”

•	repayment of borrowings;
•	drilling and completing new wells;
•	cost overruns on drilling, completion or operating activities;
•	remedial work to improve a well’s producing capability;
•	the acquisition of producing and non-producing oil and gas leasehold interests considered in the best interest of the Partnership by the General Partner;
•	uninsured losses from operational risks including liability for environmental damages;
•	direct costs and general and administrative expenses of the Partnership;
•	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or
•	indemnification of the General Partner and its affiliates by the Partnership for losses or liabilities incurred in connection with the Partnership’s activities.

Index
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

The ability to spread the risks of property acquisitions among a number of properties will be reduced if less than the maximum offering proceeds are received and fewer acquisitions are consummated.

The Partnership was required to receive minimum offering proceeds of $25,000,000 to break escrow, and the Partnership’s maximum offering proceeds may not exceed $2,000,000,000. The minimum offering was reached on August 19, 2015 and the offering expires in April 2017. There are no other requirements regarding the amount of offering proceeds to be received by the Partnership. Generally, the less offering proceeds received the fewer properties the Partnership would acquire, which would decrease the Partnership’s ability to spread the risks of acquisition and development of the Partnership’s properties. As of January 31, 2017, all of the Partnership’s investments are in the Sanish Field Assets.

Our lack of geographical diversification may increase the risk of an investment in the Partnership.

All of the Partnership’s assets are located in concentrated areas of the Williston Basin in Mountrail County, North Dakota. While other companies and limited partnerships may have the ability to manage their risk by diversification, the narrow geographic focus of our business means that we may be impacted more acutely by factors affecting our industry or the region in which we operate than we would if our asset locations were more diversified. We may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas. Additionally, the Partnership may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within the Williston Basin. The Partnership does not currently intend to broaden the geographic scope of its asset base.

The amount of indebtedness that the Partnership may incur is not limited by the terms of the Partnership Agreement.

The General Partner intends to limit the amount of borrowing to 50% of the Partnership’s total capitalization on an annual basis. However, the Partnership Agreement does not place any limitation on the amount of indebtedness that the General Partner may cause the Partnership to incur, and holders of common units will have no right to control or influence the amount of indebtedness the Partnership incurs. High levels of indebtedness may have adverse consequences for the Partnership, including:

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

Index
We may have indebtedness under a credit facility. Restrictions in a credit facility may limit our ability to make distributions to holders of our common units and may limit our ability to capitalize on acquisitions and other business opportunities.

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

Index
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

Fees and cost reimbursements that must be paid to our General Partner and the dealer manager regardless of success of the Partnership’s activities will reduce the cash we have available for distribution.

The General Partner and its affiliates will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership regardless of the Partnership’s success in acquiring, developing and operating properties. The dealer manager will receive sales commissions, marketing fees, the contingent, incentive fee and account maintenance fees in connection with the public offering.  The fees and direct costs to be paid to the General Partner and the dealer manager will reduce the amount of cash distributions to investors.

Common units may be purchased by individuals who have an interest in the public offering different from yours.

The owners of our General Partner have each purchased 5,000 common units for $20.00 per unit. In addition, the partnership agreement does not restrict the ability of any other service providers or vendors to the Partnership from purchasing common units.  In addition, if a matter were to be submitted to a vote of holders of common units, the owners of our General Partner or other service providers or vendors who purchase common units may have different interests from other holders of common units in voting their common units.

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

Index
We will need additional funding for the Sanish Field Assets in order to retain our full interest therein.

We anticipate that we will be obligated to significantly invest in drilling capital expenditures within the next five years to retain our working interest in the Sanish Field Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties.  We will depend, at least in part, on continued sales pursuant to the terms of this Offering, increased cash flow from operations and possibly indebtedness to fund the anticipated capital expenditures needed to retain our full interest in these assets. None of these funding sources is guaranteed, and if we are unable to obtain all of this funding we may lose all or a portion of the assets acquired, and our results of operations will be negatively affected accordingly.

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

We may not have sufficient available cash each month to enable us to make cash distributions to the holders of common units.  The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from month to month based on, among other things:

•	the amount of oil, natural gas and natural gas liquids we produce;
•	the prices at which we sell our production;
•	our ability to hedge commodity prices at economically attractive prices;
•	the level of our capital expenditures;
•	the level of our operating and administrative costs including reimbursement to our General Partner; and
•	the level of our interest expense, which depends on the amount of any future indebtedness and the interest payable thereon.

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

If oil, natural gas or other hydrocarbon prices are depressed for a prolonged period, our cash flows from operations will decline and we may have to lower our distributions or may not be able to pay distributions at all.

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

Index

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

Low oil, natural gas and other hydrocarbon prices will decrease our revenues, but may also reduce the amount of oil, natural gas or other hydrocarbons that we can economically produce. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under any credit facility, which may adversely affect our ability to make cash distributions to holders of our common units and service our debt obligations.

We participate in oil and gas leases with third parties who may not be able to fulfill their commitments to our projects.

We own less than 100% of the working interest in the Sanish Field Assets, and other parties own the remaining portion of the working interests. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person or entity. We could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in oil, natural gas and NGL prices may increase the likelihood that some of the other working interest owners, particularly those that are smaller and less established, will not be able to fulfill their joint activity obligations. Another working interest owner may be unable or unwilling to pay its share of project costs, and, in some cases, may declare bankruptcy. In the event any of our co-owners do not pay their share of such costs, we would likely have to pay our share of those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.

Because we will depend on our general partner and its affiliates to conduct our operations, any adverse changes in the financial health of our general partner or our relationship with them could hinder our operating performance and ability to make distributions.

We will depend on our general partner and its affiliates and possibly other third party operators, for the acquisition, development and operation of our properties. Our general partner has been recently formed and has limited prior operating history. Any adverse changes in the financial condition of the general partner or in our relationship with them could hinder its or their ability to successfully manage our operations.

Properties that we buy or develop may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities, which could adversely affect our cash available for distribution.

Any future acquisition or decision to develop a property we have acquired will require an assessment of recoverable reserves, title, future oil, natural gas and natural gas liquids prices, operating costs, potential environmental hazards,

Index
potential tax and ERISA liabilities, and other liabilities and similar factors.  Reserve estimates may be prepared internally by us or by a third party. The process of estimating oil and gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors such as future oil and gas prices, drilling and operating expenses, capital expenditures, taxes and the availability of funds, all of which can be difficult to predict with accuracy. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.  We expect that our review efforts will be focused on the higher valued properties in our acquisitions and will be inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential.  Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken.  Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition and results of operations and our ability to make cash distributions to holders of our common units.

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

 Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We will routinely use hydraulic fracturing techniques in most of our drilling and completion programs.  Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  In addition, legislation has repeatedly been introduced before Congress to provide for federal regulation of hydraulic fracturing using materials other than diesel under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process.  At the state and local levels, some jurisdictions have adopted, and others are considering adopting, requirements that could impose more stringent permitting, public disclosure of fracturing chemicals or well construction requirements on hydraulic fracturing activities, as well as bans on hydraulic fracturing activities.  In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we acquire producing properties, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of our assets, cause the Partnership to cease business operations.

Index
In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has released its results of a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, indicating that uncertainties and data gaps limited the EPA’s ability to fully assess impacts to drinking water resources locally and nationally, but hydraulic fracturing can impact drinking water under certain circumstances. Other ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

We may engage in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. Our hedging transactions will expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract.  We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform.  Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

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

Our policy will be to hedge a portion of our near–term estimated production. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially higher or lower than current oil, natural gas and other hydrocarbon prices.  Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future

Index
production.  Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases.  It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil, natural gas and natural gas liquids revenues becoming more sensitive to commodity price changes. Our General Partner will not be liable for any losses we incur as a result of our hedging policy or the implementation of that policy.

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

The financial conditions of our hydrocarbon purchasers could have an adverse impact on us in the event these purchasers are unable to pay us for our oil and gas production.

Some of our hydrocarbon purchasers may experience, in the future, severe financial problems that may have a significant impact on their creditworthiness.  We cannot provide assurance that one or more of our hydrocarbon purchasers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.  Furthermore, the bankruptcy of one or more of our hydrocarbon purchasers, or some other similar proceeding or liquidity constraint, might make it unlikely that we

Index
would be able to collect all or a significant portion of amounts owed.  In addition, such events might force such purchasers to reduce or curtail their future purchase of our production and services, which could have a material adverse effect on our results of operations and financial condition.

We plan to rely on drilling to fully develop the properties we acquire. If our drilling is unsuccessful, our cash available for distributions and financial condition will be adversely affected.

We have and plan to acquire oil and gas properties that are not fully developed, and require that we engage in drilling to fully exploit the reserves attributable to the properties.  Our drilling will involve numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs.  We may incur significant expenditures to drill and complete wells, including cost overruns.  Additionally, current geoscience technology may not allow us to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible.  The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities.  These expenditures will reduce cash available for distribution to holders of our common units and for servicing any debt obligations.

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

Index
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

Any of these events could adversely affect our operator’s ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension cessation or of operations, and attorneys’ fees and other expenses incurred in the prosecution or defense of litigation and could also result in requirements to remediate, regulatory investigations, and/or the interruption of our business and/or the business of third parties.

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

Index

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

Index
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

The marketability of our production will depend upon numerous factors beyond our control, including the availability and capacity of natural gas gathering systems, pipelines and other transportation and processing facilities that we expect to be owned by third parties.  Transportation space on the gathering systems and pipelines we expect to utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements.  Our operator’s access to transportation and processing options and the marketing of our production can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, as well as the other risks discussed in this report.  The availability of markets are beyond our control.  If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil, natural gas and natural gas liquids, the value of our common units and our ability to pay distributions on our common units.

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

Index
Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. Our operators depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our General Partner and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

Pursuant to the JOBS Act, as an emerging growth company we can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board or the SEC.  We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company.  This may make comparison of our financial statements with any other public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible as different or revised standards may be used.  We cannot predict if investors will find our common units less attractive because we may rely on these exemptions.

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

Index

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the value of our common units. In addition, costs incurred in any contest with the IRS will be borne indirectly by holders of common units and our General Partner because the costs will reduce our cash available for distribution.

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

Index
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

Index
Section 199 deduction to any particular common unitholder.  We encourage you to consult your tax advisor to determine whether the Code Section 199 deduction would be available to you.

Tax gain or loss on disposition of common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that unit, even if the price is less than your original cost. As discussed above, a substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

Holders of common units may be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in our common units.

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

From time to time, legislation has been introduced that would enact tax changes that may repeal tax incentives and deductions that are currently used by U.S. oil and gas companies. The passage of any legislation with changes in U.S. federal income tax laws could increase the amount of our taxable income allocable to you.  We are unable to predict whether any changes, or other proposals, will ultimately be enacted.  Any modifications to the federal income tax laws or interpretations thereof may or may not be applied retroactively.  Any such changes could negatively impact the value of an investment in our common units.

Item 1B.  Unresolved Staff Comments

None

Index
Item 2.  Properties

Information regarding the Partnership’s properties is contained in “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources: Oil and Gas Properties”, and “Item 8. Financial Statements and Supplementary Data – Note 3. Oil and Gas Investments” contained herein.

Item 3.  Legal Proceedings

At the end of the period covered by this Annual Report on Form 10-K, the Partnership was not a party to any material, pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

Index
Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the Securities and Exchange Commission on January 22, 2015.  Under the public offering we are making under the Registration Statement (as amended and supplemented), we are offering common units of limited partner interest (the “common units”) on a best-efforts basis with the maximum offering up to $2,000,000,000 of capital, consisting of 100,263,158 common units. As of December 31, 2016, the Partnership had completed the sale of 14,582,963 common units for total gross proceeds of $286.4 million and proceeds net of offering costs, including selling commissions and marketing expenses, of $267.1 million. As of December 31, 2016, 85,680,195 common units remained unsold. As of March 3, 2017 the common units were held by approximately 4,300 unitholders. The offering will expire on April 24, 2017, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Dealer Manager”) and is continuing at $20.00 per unit.

Upon formation of the Partnership, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering in August 2015, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will continue to be reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.  Under our agreement with the Dealer Manager, the Dealer Manager receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through December 31, 2016, the total contingent fee is approximately $11.5 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Use of Proceeds

The following tables set forth information concerning the ongoing best-efforts offering and the use of proceeds from the offering as of December 31, 2016.

Units Registered
		5,263,158	Units	$19.00	per unit	$100,000,002
		95,000,000	Units	$20.00	per unit	1,900,000,000
Totals:		100,263,158	Units			$2,000,000,002

Units Sold
		5,263,158	Units	$19.00	per unit	$100,000,002
		9,319,805	Units	$20.00	per unit	186,396,100
Totals:		14,582,963	Units			$286,396,102

Expenses of Issuance and Distribution of Units
	1.	Underwriting commissions				$17,183,766
	2.	Expenses of underwriters				-
	3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
	4.	Fees and expenses of third parties				2,105,542
	Total Expenses of Issuance and Distribution of Common Shares					19,289,308
Net Proceeds to the Partnership						$267,106,794

	1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$165,199,443
	2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				10,000,000
	3.	Repayment of other indebtedness, including interest expense paid				-
	4.	Investment and working capital				81,458,370
	5.	Fees and expenses of third parties				-
	6.	Other				-
	7.	Distributions				10,448,981
Total Application of Net Proceeds to the Partnership						$267,106,794

Index
Class B Units

Upon entering into the management agreement with the Former Manager on August 19, 2015, the Partnership issued 100,000 Class B units to Incentive Holdings, an affiliate of the Former Manager. Upon the termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of December 31, 2016, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 Class B units, the amount cancelled in conjunction with the termination of the Management Agreement. The Class B units provide for certain distribution rights described below.

Distribution Policy

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights or with respect to Class B units and will not make the contingent, incentive payments to the Dealer Manager, until Payout occurs.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Dealer Manager, as the contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding common units, pro rata based on their percentage interest until such time as the Dealer Manager receives the full amount of the contingent incentive fee under the Dealer Manager Agreement;

•
Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding common units, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2016, the Partnership paid distributions of $1.40 per common unit or $10.4 million, and for the year ended December 31, 2015, the Partnership paid distributions of $0.51 per common unit or $1.3 million. The Partnership began paying distributions upon reaching the minimum offering in August 2015.

Neither the Partnership nor the General Partner has adopted an equity compensation plan.

Item 6.  Selected Financial Data

Not applicable.

Index
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Partnership was formed as a Delaware limited partnership.  The General Partner is Energy 11 GP, LLC (the “General Partner”).  The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis, with the maximum offering up to $2,000,000,000 of capital, consisting of 100,263,158 common units.  The Partnership’s Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the SEC on January 22, 2015.  As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 common units for gross proceeds of $25 million.  Upon raising the minimum offering amount, the holders of the common units were admitted and the Partnership commenced operations. Through December 31, 2016, the Partnership had sold a total of 14,582,963 common units for gross proceeds of $286.4 million.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day to day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and nonproducing oil and gas properties. On December 18, 2015, the Partnership completed its purchase of an approximate 11% working interest in approximately 215 existing producing wells and approximately 262 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”). The Sanish Field Assets are a part of the Bakken shale formation in the Greater Williston Basin.

As of December 31, 2016, the Partnership had 216 producing wells, with approximately 257 future development locations. The Partnership’s assets owned at December 31, 2016 are non-operated oil and gas wells, substantially all of which are managed and operated by Whiting Petroleum Company (“Whiting”). Whiting, a publicly traded oil and gas company, operates the assets on behalf of the Partnership and other working interest owners.

On January 11, 2017, the Partnership completed the purchase of an additional 11% working interest in the Sanish Field Assets. The purchase price was $130.0 million and was funded by the Partnership with $90.0 million in cash (from the sale of the Partnership’s common units in its ongoing, best-efforts offering) and a $40.0 million promissory note (“Seller Note”). The Partnership paid the $40.0 million Seller Note in full on February 23, 2017. The Seller Note bore interest at 5% per annum up to the payoff date.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, energy commodity prices have been volatile; oil prices declined throughout 2015 and in the first quarter of 2016, prices had fallen to the lowest levels since October 2003. Commodity prices increased to 52-week highs by December 2016, but due to geopolitical risks in oil-producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2016 and 2015.

	Year (Period) Ended December 31,
	2016	2015
Average market closing prices (1)
Oil (per Bbl)	$43.40	$48.79
Natural gas (per Mcf)	$2.52	$2.62

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index
Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells, drill new wells on existing leasehold sites and/or acquire additional reserves.

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate Partnership reserves were the average prices during the 2016 calendar year, with the average determined using the price on the first day of each month. The prices, before price differentials, utilized in calculating total estimated proved reserves at December 31, 2016 were $42.75 per barrel of oil and $2.48 per thousand cubic feet (Mcf) of natural gas. The prices, after price differentials, were $36.25 per barrel of oil, ($0.38) per Mcf of natural gas and $4.70 per barrel of NGL.

Results of Operations for Years 2016 and 2015

The Partnership closed on the purchase of the Sanish Field Assets on December 18, 2015. Because the Partnership only had 14 days of revenues and operating expenses in 2015, the operating results between the years ended December 31, 2016 and 2015 is not comparable, except as otherwise indicated below.

	Year (Period) Ended December 31,
	2016	2015 (1)
Production (BOE):
Oil	498,926	21,937
Natural gas	86,521	3,065
Natural gas liquids	69,059	2,841
Total	654,506	27,843
Average sales price per unit:
Oil (per Bbl)	$36.50	$30.17
Natural gas (per Mcf)	2.43	1.47
Natural gas liquids (per Bbl)	12.97	5.29
Combined (per BOE)	31.12	25.28
Average unit cost per BOE:
Production costs:
Lease operating expenses	$5.81	$5.35
Gathering and processing expenses	2.66	0.60
Workover expenses	0.41	0.05
Production taxes	2.86	2.67
Total production costs	11.74	8.67
Depreciation, depletion and amortization	14.56	14.07

(1)	All production and cost figures are derived from the Partnership’s ownership of the properties from December 18, 2015 through December 31, 2015.

Oil, Natural Gas and NGL Sales

For the years ended December 31, 2016 and 2015, revenues for oil, natural gas and NGL sales were $20.4 million and $0.7 million, respectively. Revenues for the sale of crude oil were $18.2 million and $0.7 million, which resulted in realized prices of $36.50 and $30.17 per barrel, respectively. Revenues for the sale of natural gas were $1.3 million and $27,000, which resulted in realized prices of $2.43 and $1.47 per MCF, respectively. Revenues for the sale of NGL were $0.9 million and $15,037, which resulted in realized prices of $12.97 and $5.29 per barrel of oil equivalent (“BOE”) of production, respectively. As noted above, market prices for each of these products increased throughout the year, with average realized prices in the fourth quarter of 2016 totaling approximately $42.61 per barrel for oil, $3.27 per Mcf for natural gas and $16.33 per BOE for NGL.

For the years ended December 31, 2016 and 2015, the Partnership’s working interest production volumes totaled 654,506 and 27,843 BOE units, respectively. The oil, natural gas and NGL production resulted from the Partnership’s working interest in producing properties in the Sanish Field in North Dakota and the associated horizontal wells on that

Index
leasehold. Production in 2017 will be dependent on the investment in existing wells and the development of new wells. If the Partnership or our operator is unable or it is not cost beneficial to invest in existing wells or develop new wells, production will decline.

Operating Costs and Expenses

Lease Operating Expenses (“LOE”)

For the years ended December 31, 2016 and 2015, LOE was $3.8 million and $149,072, respectively, and LOE per BOE of production were $5.81 and $5.35, respectively. While monthly LOE has stabilized during 2016, production has decreased over the same period, which directly led to an increase in LOE per BOE of production throughout the year. LOE for the fourth quarter of 2016 was $6.73 per BOE of production.

Gathering and Processing Expenses

For the years ended December 31, 2016 and 2015, gathering and processing fees were $1.7 million and $16,689, respectively. Gathering and processing costs per BOE of production were $2.66 and $0.60, respectively. During the third quarter of 2016, the Partnership’s operator amended its gathering and processing contract, which led to increases in gathering and processing costs. Higher third-party fractionation expenses also contributed to the significant increase in gathering and processing costs, in total and per BOE of production, during the second half of 2016. Costs in the fourth quarter of 2016 were $3.36 per BOE of production.

From time to time, expenses will be incurred on a producing well to restore or increase production. For the years ended December 31, 2016 and 2015, workover expenses were $0.3 million and $1,450, respectively. Workover expenses per BOE of production were $0.41 and $0.05, respectively. The Partnership authorized substantial rework on two wells during 2016, leading to the increase in workover expenses per BOE of production. These costs will vary depending on the need for specific well rework. Costs in the fourth quarter of 2016 were $0.57 per BOE of production.

Production Taxes

North Dakota’s oil tax structure is comprised of two main taxes: the production tax and the extraction tax. The production tax is 5% of gross revenue. Beginning January 1, 2016, the extraction tax rate is also 5% of the gross value at the well. This rate can increase to 6% if the high-price trigger, defined as the average price of a barrel of oil exceeding a trigger price of $90 for each month in any consecutive three-month period, is in effect. The 6% rate would remain in effect until the average price is less than $90 per barrel for each month in any consecutive three-month period.

The production tax on gas is subject to a price index change on July 1 of each calendar year. The rate for July 1, 2016 through June 30, 2017 is $0.0601 per Mcf. The previous rate from July 1, 2015 through June 30, 2016 was $0.1106 per Mcf.

Production taxes for the years ended December 31, 2016 and 2015 were $1.9 million and $74,460, respectively. Production taxes per BOE of production were $2.86 and $2.67, respectively. Production taxes in the fourth quarter of 2016 were $3.24 per BOE of production.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2016 and 2015 was $9.5 million and $0.4 million, and DD&A per BOE of production was $14.56 and $14.07, respectively.

Management Fees

Fees and expenses incurred under the Management Agreement with the Former Manager for the years ended December 31, 2016 and 2015 were $0.9 million and $0.5 million. As discussed below, the Management Agreement was

Index
terminated in April 2016. The reduction in management fees is partially offset by the Partnership utilizing additional external resources to replace certain services previously provided by the Former Manager. Therefore, the Partnership has increased accounting and consulting fees, which are classified as general and administrative costs.

Acquisition Costs

Costs related to the acquisition of the Sanish Field Assets for the years ended December 31, 2016 and 2015 were $0.1 million and $0.3 million. These costs include legal, accounting and due diligence associated with the 2017 and 2015 purchases of the Partnership’s working interests in the Sanish Field Assets.

General and Administrative Costs

General and administrative costs for the years ended December 31, 2016 and 2015 were $1.3 million and $0.7 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the twelve months ended December 31, 2016 exceeded those of the prior year due to a full year of operations following the closing of the Partnership’s interest in the Sanish Field Assets in December 2015 as well as the Management Agreement that was terminated in April 2016.

Interest Expense

Interest expense, net, for the years ended December 31, 2016 and 2015 was $6.1 million and $0.3 million, respectively. The increase in interest expense, net, during 2016 as compared to 2015 was primarily due to (a) nine months of interest expense on the $97.5 million Seller Note related to the Partnership’s initial 2015 acquisition of its interest in the Sanish Field Assets (Seller Note paid in full in September 2016), (b) nine months of amortization of the mark-to-market adjustment on the $97.5 million Seller Note; (c) amortization of deferred origination costs on the $97.5 million Seller Note; and (d) accretion of the Partnership’s deferred purchase price and contingent consideration liabilities incurred with the 2015 acquisition.

Management Agreement

At the initial closing of the sale of common units on August 19, 2015, the Partnership entered into a management services agreement (the “Management Agreement”) with E11 Management LLC (the “Former Manager”) to provide management and operating services regarding substantially all aspects of the Partnership. Under the Management Agreement, the Former Manager agreed to provide management and operating services to the Partnership in exchange for a monthly fee. In addition, the Partnership issued 100,000 Class B units to an affiliate of the Former Manager upon entering into the Management Agreement. The Class B units entitle the holder to receive a portion of distributions made after Payout, as defined in Distributions below.

The Former Manager was formed by Aubrey K. McClendon. The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager’s key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon died in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Former Manager and the Partnership, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of December 31, 2016, the Class B units owned by Incentive Holdings totaled 62,500.

Since substantially all the Partnership’s properties are operated by Whiting and the Partnership only owns a non-operating working interest in the Sanish Field Assets, most of the services that the Former Manager had been contracted to perform are being performed by Whiting. Consequently, the termination of the Management Agreement has not had and the Partnership does not anticipate that the termination will have an adverse effect on its operations.

Prior to termination, the Partnership incurred fees and reimbursable costs of approximately $0.9 million and $0.5 million, for the years ended December 31, 2016 and 2015, respectively, under the Management Agreement.

Index
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

The Partnership believes that the presentation of EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operator.

The following table reconciles the Partnership’s GAAP net loss to EBITDAX for the years ended December 31, 2016 and 2015.

	Years ended December 31,
	2016	2015
Net loss	$(5,230,564)	$(1,562,816)
Interest expense, net	6,132,805	321,093
Depreciation, depletion and amortization	9,526,865	392,084
Exploration expenses	-	-
EBITDAX	$10,429,106	$(849,639)

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering until it expires in April 2017, cash on hand, and the cash flow generated from properties the Partnership has acquired. In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership. In September 2016, the Partnership repaid the Seller Note that was entered into in conjunction with the initial purchase of the Sanish Field Assets.

The Partnership anticipates that cash on hand, cash flow from operations and proceeds of the best-efforts offering will be adequate to meet its anticipated liquidity requirements for at least the next 12 months, including the acquisition of the additional approximate 11% working interest in the Sanish Field Assets for a purchase price of $130.0 million, as discussed above.

Partners Equity

The Partnership intends to continue to raise capital through its best-efforts offering of common units by David Lerner Associates, Inc. (the “Dealer Manager”) through its expiration in April 2017. The Dealer Manager receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager may also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership.

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of December 31, 2016, the Partnership had completed the sale of 14,582,963 common units for total gross proceeds of $286.4 million and proceeds net of offering costs including selling commissions and marketing expenses of $267.1 million. As of December 31, 2016, 85,680,195 common units remained unsold. The Partnership has extended its offering through April 24, 2017, provided that the offering will be terminated if all of the common units are sold before then.

Index
Distributions

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights (owned by the General Partner), with respect to Class B units or the contingent, incentive payments to the Dealer Manager, until Payout occurs.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Dealer Manager, as the contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding common units, pro rata based on their percentage interest until such time as the Dealer Manager receives the full amount of the contingent incentive fee under the Dealer Manager Agreement;

•
Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding common units, pro rata based on their percentage interest.

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above.

For the year ended December 31, 2016, the Partnership made distributions of $1.40 per common unit, or $10.4 million, and generated approximately $6.9 million in cash from operations.

Since a portion of distributions to date have been funded with proceeds from the offering of common units, the Partnership’s ability to maintain its current rate of distribution ($1.40 per unit per year) will be based on its ability to increase its cash generated from operations. As there can be no assurance that the Partnership’s current assets will or that the Partnership can acquire additional properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

Financing

As part of the financing for the initial purchase of an approximate 11% non-operated working interest in the Sanish Field Assets, on December 18, 2015, the Partnership executed a note in favor of the sellers in the original principal amount of $97.5 million. On September 29, 2016, the Partnership paid the Seller Note in full.

As discussed above, the Partnership entered into a new Seller Note in January 2017 with the purchase of the additional approximate 11% working interest in the Sanish Field Assets. The Partnership paid off the new Seller Note on February 23, 2017 using a significant portion of equity proceeds raised in 2017.

Index
Oil and Gas Properties

The Partnership incurred approximately $1.7 million in capital expenditures for the year ended December 31, 2016 and expects to invest approximately $10.0 to $15.0 million in capital expenditures during 2017, which includes drilling and completion of approximately five to ten new wells. If oil, natural gas and NGL prices during 2017 are not at levels that make it cost beneficial to drill and complete new wells, the Partnership expects to invest approximately $1.5 to $3.0 million in capital expenditures in 2017. However, the capital expenditure plan has the flexibility to adjust should the commodity price environment change. A decrease in oil, natural gas and NGL prices will lead to a reduction in capital expenditures and lower oil, NGL and natural gas production volumes.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2017 and current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities and cash on hand.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to existing related party transactions, as well as any new significant related party transactions.

See further discussion in Note 8 titled “Related Parties” in Part II, Item 8 of this Form 10-K and in Part III, Item 13 — “Certain Relationships and Related Transactions, and Director Independence” below.

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

Impairment

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

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

Index
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

We record an asset retirement obligation (“ARO”) and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.

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

Recent Accounting Standards

See Note 2. Summary of Significant Accounting Policies in the footnotes to our financial statements for a summary of recent accounting standards.

Index
Subsequent Events

On January 11, 2017, the Partnership closed on the purchase of all of the issued and outstanding limited liability company interests of Kaiser-Whiting, LLC, which represents an additional approximate 11% non-operated working interest in the Sanish Field Assets. The purchase price of $130.0 million, subject to customary adjustments, consisted of cash payments totaling $90.0 million and the delivery of a promissory note in favor of the seller of $40.0 million. The Partnership paid the $40.0 million promissory note in full on February 23, 2017. With the closing of the purchase, the Partnership now owns an approximate 22-23% non-operated working interest in the Sanish Field Assets. See further discussion in Note 3. Oil and Gas Investments in the footnotes to our financial statements.

In January 2017, the Partnership declared and paid $1.6 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In January 2017, the Partnership closed on the issuance of approximately 1.1 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $21.7 million and proceeds net of selling and marketing costs of approximately $20.4 million.

In February 2017, the Partnership declared and paid $1.7 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2017, the Partnership closed on the issuance of approximately 1.0 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $20.4 million and proceeds net of selling and marketing costs of approximately $19.2 million.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Energy 11, L.P.

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (a Delaware limited partnership) and its subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy 11, L.P. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 3, 2017

Index
Energy 11, L.P.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$86,800,596	$3,287,054
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	2,718,296	1,417,751
Acquisition post-closing receivable	-	1,556,530
Other current assets	10,038,221	-
Total Current Assets	99,557,113	6,261,335

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization; December 31, 2016, $9,908,800; December 31, 2015, $391,624	151,554,972	158,895,191

Total Assets	$251,112,085	$165,156,526

Liabilities and Partners’ Equity
Note payable	$-	$81,684,758
Contingent consideration	-	4,743,752
Accounts payable and accrued expenses	2,693,023	3,449,442

Total Current Liabilities	2,693,023	89,877,952

Limited partners' interest (14,582,963 common units and 4,486,625 common units issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	248,420,789	75,280,301
General partners' interest	(1,727)	(1,727)
Class B units (62,500 and 100,000 units issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	-	-

Total Partners’ Equity	248,419,062	75,278,574

Total Liabilities and Partners’ Equity	$251,112,085	$165,156,526

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Revenue
Oil, natural gas and natural gas liquids revenues	$20,365,338	$703,806	$-

Operating costs and expenses
Lease operating expenses	3,801,312	149,072	-
Gathering and processing expenses	2,009,799	18,139	-
Production taxes	1,870,212	74,460	-
Management fees	886,306	252,524	-
Acquisition related costs	77,550	313,366	-
General and administrative expenses	1,291,053	745,884	163,595
Depreciation, depletion and amortization	9,526,865	392,084	-
Total operating costs and expenses	19,463,097	1,945,529	163,595

Operating income (loss)	902,241	(1,241,723)	(163,595)

Interest expense, net	(6,132,805)	(321,093)	-

Net loss	$(5,230,564)	$(1,562,816)	$(163,595)

Basic and diluted net loss per common unit	$(0.69)	$(1.70)	$-

Weighted average common units outstanding - basic and diluted	7,538,180	920,668	-

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Partners' Equity (Deficit)

	Limited Partner	Class B Units	General Partner	Total Partners'
	Amount	Amount	Amount	Equity/(Deficit)

Balance December 31, 2013	$(8,965)	$-	$(91)	$(9,056)

2014 Net Loss	(161,959)	-	(1,636)	(163,595)
Balance December 31, 2014	(170,924)	-	(1,727)	(172,651)

Net proceeds from issuance of common units	78,286,761	-	-	78,286,761
Distributions to organizational limited partner	(990)	-	-	(990)
Distributions declared and paid to common units ($0.510138 per unit)	(1,271,730)	-	-	(1,271,730)
2015 Net Loss	(1,562,816)	-	-	(1,562,816)
Balance December 31, 2015	75,280,301	-	(1,727)	75,278,574

Net proceeds from issuance of common units	188,820,033	-	-	188,820,033
Distributions declared and paid to common units ($1.400000 per unit)	(10,448,981)	-	-	(10,448,981)
2016 Net Loss	(5,230,564)	-	-	(5,230,564)
Balance December 31, 2016	$248,420,789	$-	$(1,727)	$248,419,062

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Cash flow from operating activities:
Net loss	$(5,230,564)	$(1,562,816)	$(163,595)

Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion and amortization	9,526,865	392,084	-
Non-cash expenses, net	4,017,238	175,424	-

Changes in operating assets and liabilities:
Accounts receivable oil, natural gas and natural gas liquids revenues	(2,004,351)	(703,806)	-
Other current assets	(38,221)	-	-
Accounts payable and accrued expenses	678,417	653,106	-
Due to general partner member	-	(158,641)	163,595

Net cash flow provided by (used in) operating activities	6,949,384	(1,204,649)	-

Cash flow from investing activities:
Cash paid for acquisition of oil, natural gas and natural gas liquids properties	(1,000,000)	(60,000,000)	-
Deposit for potential acquisition	(10,000,000)	-	-
Additions to oil and natural gas properties	(1,644,186)	-	-

Net cash flow used in investing activities	(12,644,186)	(60,000,000)	-

Cash flow from financing activities:
Cash paid for deferred loan costs	(250,000)	-	-
Net proceeds related to issuance of units	188,825,158	78,308,749	-
Distributions paid to limited partners	(10,448,981)	(1,271,730)	-
Payments on note payable	(88,917,833)	(12,545,410)	-

Net cash flow provided by financing activities	89,208,344	64,491,609	-

Increase in cash and cash equivalents	83,513,542	3,286,960	-
Cash and cash equivalents, beginning of period	3,287,054	94	94

Cash and cash equivalents, end of period	$86,800,596	$3,287,054	$94

Interest paid	$2,171,573	$173,711	$-

Supplemental non-cash information:
Increase in note payable, payment of contingent consideration	5,000,000	-	-
Decrease in note payable, settlement of pre-close activity	1,082,167	-	-
Note payable assumed in acquisition	-	97,545,410	-
Contingent consideration in acquisition	-	4,725,448	-
Deferred purchase price of acquisition	-	1,702,203	-
Accounts receivable from seller in acquisition, net of assumed payables	-	1,395,883	-
Accrued deferred offering costs and other assets	-	-	1,181,442

See notes to consolidated financial statements.

Index
Energy 11, L.P.
Notes to Consolidated Financial Statements

Note 1.  Partnership Organization

Energy 11, L.P. (together with its wholly-owned subsidiaries, the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the maximum offering up to $2,000,000,000 of capital, consisting of 100,263,158 common units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on January 22, 2015. As of August 19, 2015, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time.

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been and will be used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

The General Partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Dealer Manager”) is the dealer manager for the offering of the common units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an ongoing best-efforts offering of common units by David Lerner Associates, Inc., who receives a selling commission and a marketing expense allowance based on proceeds of the common units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of December 31, 2016 and 2015, the Partnership had sold 14.6 million and 4.5 million common units for gross proceeds of $286.4 million and $85.2 million, respectively, and proceeds net of offering costs of $267.1 million and $78.3 million, respectively.

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

Index
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

Impairment

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from purchasers of oil, natural gas and NGLs or operators of the oil and natural gas properties. Oil, natural gas and NGL sales receivables are generally unsecured. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties we have an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2016, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2016, the Partnership’s oil, natural gas and NGL sales were through two operators. Whiting Petroleum Corporation (“Whiting”) is the operator of 99% the Partnership’s properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Asset Retirement Obligation

We have significant obligations to remove tangible equipment and facilities and restore land at the end of oil and natural gas production operations. Our removal and restoration obligations are primarily associated with site reclamation, dismantling facilities and plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and

Index
requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

We record an asset retirement obligation (“ARO”) and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.

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

The following table shows the activity for the years ended December 31, 2016 and 2015, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2014	$-
Liabilities acquired on December 18, 2015 (acquisition)	105,000
Accretion (December 18, 2015 to December 31, 2015)	459
Balance as of December 31, 2015	105,459
Well additions	1,868
Accretion	9,689
Revisions in estimated cash flows	(46,393)
Balance as of December 31, 2016	$70,623

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Index
Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2016 and 2015, there were no such costs accrued.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Of these estimates and assumptions, management considers the estimation of crude oil, natural gas and NGL reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as depreciation, depletion and amortization (“DD&A”) and impairment calculations. On an annual basis, the Partnership’s independent consulting petroleum engineer, with assistance from the Partnership, prepares estimates of crude oil, natural gas and NGL reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates were based on average individual product prices during the 12-month period prior to December 31, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period excluding escalations based upon future conditions. For impairment purposes, projected NYMEX forward strip prices for crude oil, natural gas and NGL as estimated by management are used. Crude oil, natural gas and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future crude oil, natural gas and NGL pricing assumptions are used by management to prepare estimates of crude oil, natural gas and NGL reserves used in formulating management’s overall operating decisions.

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

Loss Per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2016 and 2015. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in loss per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

Recent Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805), which amends the existing accounting standards to clarify the definition of

Index
a business and assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for reporting periods beginning after December 15, 2017, including interim periods within those periods, and should be applied prospectively on or after the effective date. Early application is permitted for transactions that occur before the issuance or effective date of this amendment, provided the transaction has not been reported in financial statements that have been issued or made available for issuance. The Partnership plans to adopt the standard effective January 1, 2017. Prior to the adoption of this standard, the Partnership’s acquisitions of oil and gas properties were accounted for as existing businesses, and therefore all transaction costs associated with the acquisitions, including title, legal, accounting, brokerage commissions and other related costs were expensed as incurred. The adoption of this standard will not affect transactions that occurred prior to the effective date; however, the Partnership will evaluate any future acquisition(s) of oil and gas properties under the revised standard and account for the acquisition as either an asset purchase or business combination depending on the particular facts and circumstances of the acquisition.

In November and August 2016, the FASB issued ASU 2016-18 and ASU 2016-15. Each update addresses and clarifies specific statement of cash flow (Topic 230) issues with the objective to reduce existing diversity in practice. For public entities, the guidance is effective for reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on the Partnership’s consolidated statements of cash flows.

Throughout 2016, the FASB has issued several updates to clarify specific topics originally described in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These updates include ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. ASU 2014-09, released in May 2014, amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. However, the FASB deferred the effective date by one year in August 2015 in ASU 2015-14. The Partnership currently does not believe this standard will have a material effect on the timing of its revenue recognition, its financial position or its results from operations. However, the Partnership will continue to evaluate the impact, if any, of ASU 2014-09 as well as the related subsequent pronouncements released.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the guidance is effective for reporting periods beginning after December 15, 2016, and it is not expected to have a material impact on the Partnership’s consolidated financial statements.

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

Note 3.  Oil and Gas Investments

As of December 31, 2016, the Partnership owns an approximate 11% non-operated working interest in approximately 216 existing producing wells and approximately 257 future development locations in the Sanish field located in Mountrail County, North Dakota (the “Sanish Field Assets”). The Partnership acquired its interest in the Sanish Field Assets on December 18, 2015 for approximately $159.1 million, subject to post-closing adjustments. During the first half of 2016, the Partnership and the sellers (“Sellers”) adjusted the purchase price for the settlement of operating activity that occurred prior to the closing date. The net impact of the purchase price adjustment was an increase to the purchase price of the asset of approximately $0.5 million. The Partnership has expensed, as incurred, transaction costs associated with the acquisition of the Sanish Field Assets. These costs included but were not limited to due diligence, reserve reports, legal and engineering services and site visits. The Partnership incurred transaction costs of $78,000 and $0.3 million in the years

Index
ended December 31, 2016 and 2015. The transaction costs incurred in 2016 primarily relate to the due diligence for the 2017 acquisition of additional interests in the same Sanish Field Assets discussed below.

The Partnership is a non-operator of the Sanish Field Assets. Whiting, one of the largest producers in this basin, is the operator.

The following unaudited pro forma financial information for the period ended December 31, 2015, has been prepared as if the acquisition of the Sanish Field Assets had occurred on January 1, 2015.  The unaudited pro forma financial information was derived from the historical Statement of Operations of the Partnership and the historical information provided by the Sellers.  The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Sanish Field Assets and related financing occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

Year Ended December 31, 2015
(Unaudited)
Revenues	$26,831,257
Net loss	$(2,618,884)

On January 11, 2017, the Partnership completed the purchase of an additional 11% working interest in the Sanish Field Assets. The purchase price was $130.0 million and was funded by the Partnership with $90.0 million in cash (from the sale of the Partnership’s common units in its ongoing, best-efforts offering) and a $40.0 million promissory note (“Seller Note”). The Partnership paid the $40.0 million Seller Note in full on February 23, 2017.  The Seller Note bore interest at 5% per annum up to the payoff date.

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

In accordance with the Seller Note, because the Partnership had not fully repaid all amounts outstanding under the note on or before June 30, 2016, the Partnership paid a deferred origination fee equal to $250,000 during the three months ended June 30, 2016. The deferred origination fee was amortized and expensed in full during the third quarter of 2016 and is included in “Interest expense, net” in the consolidated statements of operations.

As of December 31 2015, the outstanding balance on the note was $85.0 million and the carrying value of the note, which approximates its fair market value, was $81.7 million. The Partnership estimated the fair value of its note payable by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Note 5. Fair Value of Financial Instruments

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

Index
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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2016 and 2015, there were no transfers in or out of Level 1, Level 2, or Level 3 Assets and liabilities measured on a recurring basis.

The Partnership’s financial instruments exposed to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows and current market conditions. See “Note 4. Note Payable” for the fair value discussion on the debt.

Items required to be measured at fair value on a recurring basis by the Partnership include the contingent consideration included in the Partnership’s consideration for the 2015 Sanish Field Asset purchase. Within the valuation hierarchy, the Partnership measured the fair value of the contingent consideration using Level 3 inputs. As of December 31, 2015, the fair value of the contingent consideration was $4,743,752. The inputs for this instrument were significant and unobservable and therefore classified as Level 3 inputs. Management calculated the fair value of the contingent consideration (absent the $5.0 million option) as of December 18, 2015, the Sanish Field Assets acquisition close date, to be $12.5 million. As this was substantially greater than the $5.0 million option, the Partnership believed a market participant would likely view the $5.0 million option as highly probable of being exercised and, therefore, valued the contingent consideration at $5.0 million, discounted to the expected exercise date. The calculation of this liability was based upon a $5.0 million payment to be made to Kaiser-Whiting between June 15, 2016 and June 30, 2016 and a discount rate that was reflective of the Partnership’s market adjusted borrowing rate, as of December 18, 2015, of 11.15%. As discussed in “Note 4. Note Payable”, the Partnership satisfied the contingent payment by increasing its Seller Note on June 23, 2016 by $5.0 million; therefore, the contingent consideration has no value as of December 31, 2016.

Note 6. Management Agreement

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

Under the Management Agreement, the Former Manager agreed to provide management and other services to the Partnership including, but not limited to, the following:

•	Identifying and evaluating oil and natural gas properties for acquisition, development, integration, sale or monetization;
•
Conducting (or overseeing one of its affiliated companies or third-parties to conduct) drilling, completion, production, marketing and hedging operations as the operator of the Partnership’s oil and natural gas properties;

•	Overseeing the drilling, completion, production, marketing and hedging operations of our oil and natural gas properties operated by other persons or entities;
•	Identifying and evaluating financing alternatives for acquisitions of producing oil and natural gas properties; and
•
Managing the financial, accounting and other back office support functions associated with the drilling, completion, production, marketing and hedging of the Partnership’s oil and natural gas properties.

Pursuant to the Management Agreement, the Partnership agreed to pay the Former Manager a monthly fee.

Index

Upon entering into the Management Agreement, the Partnership issued 100,000 Class B units to Incentive Holdings. The Class B units entitle the holder to receive a portion of distributions made after Payout, as defined in Note 7 below.

The Management Agreement was terminable by the Partnership if, among other reasons, Mr. McClendon, the Former Manager’s key employee, ceased to be employed by the Former Manager and the Partnership did not approve of a proposed replacement of such key employee. On March 2, 2016, Mr. McClendon died in a car accident. Following Mr. McClendon’s death and subsequent correspondence between the Former Manager and the Partnership, on April 5, 2016, the Partnership elected not to approve a replacement key employee for Mr. McClendon and exercised its right to terminate the Management Agreement. Accordingly, the fees under the Management Agreement were no longer accrued as of the effective date of termination. Also, upon termination of the Management Agreement and in accordance with the terms therewith, 37.5% of the Class B units owned by Incentive Holdings were canceled. As of December 31, 2016, the Class B units owned by Incentive Holdings totaled 62,500.

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

For the years ended December 31, 2016 and 2015, the Partnership incurred fees and reimbursable costs of approximately $0.9 million and $0.5 million, respectively, under the Management Agreement.

Note 7.  Capital Contribution and Partners’ Equity

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

As of August 19, 2015, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit.  In March 2016, the Partnership completed the sale of 5,263,158 common units at $19.00 per common unit. All subsequent shares of common units are being sold at $20.00 per common unit. As of December 31, 2016 and 2015, the Partnership had completed the sale of 14.6 million and 4.5 million common units for total gross proceeds of $286.4 million and $85.2 million, respectively, and proceeds net of offering costs including selling commissions and marketing expenses of $267.1 million and $78.3 million, respectively.
The Partnership intends to continue to raise capital through its best-efforts offering by the Dealer Manager at $20.00 per common unit. The Partnership has extended its offering through April 24, 2017; however, the offering will be terminated if all of the common units are sold before then. Under the agreement with the Dealer Manager, the Dealer Manager receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through December 31, 2016, the total contingent fee is approximately $11.5 million.
Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights (owned by the General Partner), the Class B units or the contingent, incentive payments to the Dealer Manager, until Payout occurs.
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

Index

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) to the Dealer Manager, as the contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any, to the Record Holders of outstanding common units, pro rata based on their percentage interest until such time as the Dealer Manager receives the full amount of the contingent incentive fee under the Dealer Manager Agreement;

•
Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000; (iii) the remaining amount to the Record Holders of outstanding common units, pro rata based on their percentage interest.

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed above in Note 6.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2016, the Partnership paid distributions of $1.400000 per common unit, or $10.4 million. For the year ended December 31, 2015, the Partnership paid distributions of $0.510138 per common unit, or $1.3 million.

Note 8.  Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to any existing related party transactions, as well as any new significant related party transactions.

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the years ended December 31, 2016 and 2015, the Partnership paid Mr. Merritt $338,396 and $222,099, respectively.

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership will make twelve monthly payments of $8,537. For the year ended December 31, 2016, the Partnership paid $51,222 to the affiliate of the General Partner.

For the years ended December 31, 2016 and 2015, approximately $285,000 and $62,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2016, approximately $98,000 was due to a member of the General Partner.

During the year ended December 31, 2015 (subsequent to the completion of the minimum offering), the Partnership reimbursed two members of the General Partner approximately $1.8 million in total for offering related costs that had been paid by the members of the General Partner.

Glade M. Knight, Chief Executive Officer of our general partner, and David S. McKenney, Chief Financial Officer of our general partner, are the CEO and CFO of Sundance Energy, L.P., a newly-formed partnership with the primary investment objective to acquire non-operated working interests in oil and gas properties.

Index

Note 9.  Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2016 and 2015 is as follows:

	2016	2015
Producing properties	$94,199,024	$90,167,047
Non-producing	67,264,748	69,119,768
	161,463,772	159,286,815
Accumulated depreciation, depletion and amortization	(9,908,800)	(391,624)
Net capitalized costs	$151,554,972	$158,895,191

Costs Incurred

For the years ended December 31, 2016 and 2015, the Partnership incurred the following costs in oil and natural gas producing activities:

	2016	2015
Property acquisition costs	$524,175	$159,216,768
Development costs	1,652,782	70,047
	$2,176,957	$159,286,815

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2016 and 2015.

Index

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2016 and 2015, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production or to the limit of the production licenses as appropriate. Accordingly, these estimates should be expected to change, and such changes could be material and occur in the near term as future information becomes available. “Revisions of previous estimates” in the table below represent changes in previous reserve estimates, either upward or downward, resulting from a change in economic factors, such as commodity prices, operating costs or development costs, or resulting from information obtained from the Partnership’s production history.

Net quantities of proved, developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
January 1, 2015	-	-	-	-
Acquisition	9,089,252	7,705,802	1,866,775	12,240,327
Extensions, discoveries and other additions	-	-	-	-
Production (December 18 - December 31)	(21,937)	(18,392)	(2,841)	(27,843)
December 31, 2015	9,067,315	7,687,410	1,863,934	12,212,484
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates	222,321	2,799,032	(576,645)	112,182
Production	(498,926)	(519,122)	(69,059)	(654,506)
December 31, 2016	8,790,710	9,967,320	1,218,230	11,670,160

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2016 were $42.75 per barrel of oil and $2.48 per Mcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2016 were $36.25 per barrel of oil, ($0.38) per Mcf of natural gas and $4.70 per barrel of NGL.

The oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2015 were $50.28 per barrel of oil, $2.59 per Mcf of natural gas, and $15.74 per barrel of NGL, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2015 were $41.74 per barrel of oil, $1.46 per Mcf of natural gas and $9.77 per barrel of NGL.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2015	5,602,387	3,964,052	961,147	7,224,210
December 31, 2016	4,748,350	5,163,240	631,080	6,239,970

Proved undeveloped reserves:
December 31, 2015	3,464,928	3,723,358	902,787	4,988,274
December 31, 2016	4,042,360	4,804,080	587,150	5,430,190

Index
The following details the changes in proved undeveloped reserves for 2015 and 2016:

BOE
Proved undeveloped reserves, beginning	-
Acquisition	4,988,274
Proved undeveloped reserves, December 31, 2015	4,988,274
Revisions of previous estimates	441,916
Conversion to proved developed reserves	-
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2016	5,430,190

Although the Partnership has performed limited drilling since acquisition, we anticipate that all the Partnership’s current PUD locations will be drilled and converted to PDP within five years of the date they were added. However, PUD locations and associated reserves which are no longer projected to be drilled within five years from the date they were first booked as proved undeveloped reserves will be removed as revisions at the time that determination is made, and in the event that it subsequently appears that any such undrilled PUD locations would not be drilled by the end of such five-year period, then the Partnership would remove the reserves associated with those locations from the its proved reserves as revisions.

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

	2016	2015
Future cash inflows	$320,606,188	$407,928,626
Future production costs	(122,527,901)	(136,547,001)
Future development costs	(43,050,408)	(37,640,024)
Future net cash flows	155,027,879	233,741,601
10% annual discount	(94,081,952)	(134,551,759)
Standardized measure of discounted future net cash flows	$60,945,927	$99,189,842

Changes in the standardized measure of discounted future net cash flows are as follows:

	2016	2015
Standardized measure at beginning of period	$99,189,842	$-
Changes resulting from:
Acquisition of reserves	524,175	99,670,116
Sales of oil, natural gas and NGLs, net of production costs	(14,693,814)	(480,274)
Net changes in prices and production costs	(28,508,492)	-
Development costs incurred during the period	1,652,782	-
Revisions to previous estimates	8,191,818	-
Change in estimated future development costs	(5,410,384)	-
Standardized measure of discounted future net cash flows	$60,945,927	$99,189,842

Index

Note 10.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2016 and 2015. Net income (loss) per common unit is non-additive in comparison to net income (loss) per common unit for each year due to the timing and size of the Partnership’s common unit issuances.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$4,319,097	$5,532,113	$5,434,047	$5,080,081
Net income (loss)	$(3,592,456)	$(859,383)	$(1,511,146)	$732,421
Basic and diluted net income (loss) per common share	$(0.73)	$(0.14)	$(0.20)	$0.06

	2015 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$-	$-	$-	$703,806
Net loss	$(55,135)	$(104,216)	$(465,643)	$(937,822)
Basic and diluted net loss per common share	$-	$-	$(0.62)	$(0.32)

(1)	The Partnership did not acquire its first operating asset until December 18, 2015.

Note 11.  Subsequent Events

On January 11, 2017, the Partnership closed on the purchase of all of the issued and outstanding limited liability company interests of Kaiser-Whiting, LLC, which represents an additional approximate 11% non-operated working interest in the Sanish Field Assets. The purchase price of $130.0 million, subject to customary adjustments, consisted of cash payments totaling $90.0 million and the delivery of a promissory note in favor of the seller of $40.0 million. The Partnership paid the $40.0 million promissory note in full on February 23, 2017. With the closing of the purchase, the Partnership now owns an approximate 22-23% non-operated working interest in the Sanish Field Assets. See Note 3. Oil and Gas Investments for more information.

In January 2017, the Partnership declared and paid $1.6 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In January 2017, the Partnership closed on the issuance of approximately 1.1 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $21.7 million and proceeds net of selling and marketing costs of approximately $20.4 million.

In February 2017, the Partnership declared and paid $1.7 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2017, the Partnership closed on the issuance of approximately 1.0 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $20.4 million and proceeds net of selling and marketing costs of approximately $19.2 million.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, concluded, that as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2016.

Name	Age	Position
Glade M. Knight	72	Chairman of the Board and Chief Executive Officer
David S. McKenney	54	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	37	Director and Co-Chief Operating Officer
Michael J. Mallick	54	Director and Co-Chief Operating Officer
Clifford J. Merritt	56	President

The following is a biographical summary of the business experience of these directors and executive officers:

Glade M. Knight. Mr. Knight has been Chairman of the Board and Chief Executive Officer of the General Partner since its formation in July 2013. Mr. Knight is also the Chief Executive Officer of Sundance Energy, L.P., a newly-formed oil and gas limited partnership. Mr. Knight also serves as Executive Chairman of Apple Hospitality REIT, Inc. since May 15, 2014, and previously served as Chairman and Chief Executive Officer. Mr. Knight was also the founder of Apple REIT Ten, Inc. and served as its Chairman and Chief Executive Officer from its inception until it merged with Apple Hospitality REIT, Inc. in September 2016. Mr. Knight was also the founder of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (which were real estate investment trusts) and served as the Chairman and Chief Executive Officer of those companies from their inception until the mergers with the Apple Hospitality REIT, Inc., which were completed in March 2014. In addition, Mr. Knight was the Chairman and Chief Executive Officer of Apple REIT Six, Inc., a real estate investment trust, from 2004 until the company merged with an affiliate of Blackstone Real Estate Partners VII in May 2013. Mr. Knight served in the same capacity for Apple Hospitality Five, Inc., another REIT, from 2002 until the company was sold to Inland American Real Estate Trust, Inc. in October 2007, and Apple Hospitality Two, Inc., a REIT, from 2001 until it was sold to an affiliate of ING Clarion in May 2007. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. from 1993 until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is the founding Chairman of Southern Virginia University in Buena Vista, Virginia. He also is a member of the Advisory Board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. Additionally, he serves on the National Advisory Council for Brigham Young University and is a founding member of the University’s Entrepreneurial Department of the Graduate School of Business Management. On February 12, 2014, Mr. Knight, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and their related advisory companies entered into settlement agreements with the SEC. Along with Apple REIT Seven, Apple REIT Eight, Apple REIT Nine and their advisory companies, and without admitting or denying the SEC’s allegations, Mr. Knight consented to the entry of an administrative order, under which Mr. Knight and the noted companies each agreed to cease and desist from committing or causing any violations of Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), 14(a), and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-1, 13a-13, 13a-14, 14a-9, and 16a-3 thereunder.

David S. McKenney. Mr. McKenney has been a Director and Chief Financial Officer and Secretary of the General Partner since its formation in July 2013. Mr. McKenney is also the Chief Financial Officer of Sundance Energy, L.P., a newly-formed oil and gas limited partnership. Mr. McKenney also serves as Senior Advisor for Apple Hospitality REIT, Inc., a real estate investment trust. Mr. McKenney was the President of Capital Markets of Apple REIT Ten, Inc. from its inception until it merged with Apple Hospitality REIT, Inc. in September 2016. Mr. McKenney previously served as President of Capital Markets for Apple Hospitality REIT, Inc. In addition, Mr. McKenney was the President of Capital

Index
Markets of Apple REIT Six, Inc., a real estate investment trust, from 2004 until the company merged with an affiliate of Blackstone Real Estate Partners VII in May 2013. Mr. McKenney served in the same capacity for Apple Hospitality Five, Inc., a lodging REIT, from 2002 until the company was sold to Inland American Real Estate Trust, Inc. in October of 2007, and Apple Hospitality Two, Inc., a lodging REIT, from 2001 until the company was sold to an affiliate of ING Clarion in May of 2007. From 1994 to 2001, Mr. McKenney served as Senior Vice President and Treasurer of Cornerstone Realty Income Trust, Inc., a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1992 to 1994, Mr. McKenney served as Chief Financial Officer for The Henry A. Long Company, a regional development firm located in Washington, D.C. From 1988 to 1992, Mr. McKenney served as a Controller at Bozzuto & Associates, a regional developer of apartments and condominiums in the Washington, D.C. area. Mr. McKenney holds Bachelor of Science degrees in Accounting and Management Information Systems from James Madison University.

Anthony Francis “Chip” Keating III. Mr. Keating has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Mr. Keating has been a principal with Rock Creek Capital, a real estate and oil and gas investment company, since March 2010. He served on the board of Apple REIT Ten, Inc. until the merger with Apple Hospitality REIT, Inc. in September 2016. He is currently the Chairman elect of the board of The Children’s Hospital Foundation in Oklahoma City. Mr. Keating is also a Director and Gubernatorial appointee of The Oklahoma Law Enforcement Retirement System by Governor Mary Fallin, and a director of Leadership Oklahoma City, The Downtown Club of Oklahoma City and International Council of Shopping Centers. Prior to founding Rock Creek Capital, Mr. Keating served as the Real Estate Development Manager for Chesapeake Energy Corporation in Oklahoma City, Oklahoma from March 2007 to March 2010. While at Chesapeake, Mr. Keating closed and transacted over $850 million in real estate transactions ranging from corporate headquarters, sale leasebacks, field offices, investment properties and raw land in urban natural gas plays for drill sites. Prior to joining Chesapeake, Mr. Keating worked as a commercial real estate broker with Trammell Crow Company from August 2004 to March 2007. While at Trammell Crow Company, he specialized in tenant representation and investment sales. Before joining Trammell Crow Company, he spent over three years as an Oklahoma State Trooper from May 2001 to August 2004. Mr. Keating received a Bachelor of Business Administration from Southern Methodist University.

Michael J. Mallick. Mr. Mallick has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Mr. Mallick is the founder of Fort Worth, Texas-based Mallick Group, Inc., a real estate and energy-related investment firm. Mr. Mallick is a principal investor in various entities and serves as the principal officer of sponsoring and managing partners for numerous and diverse real estate investments and energy-related interests funded with established co-investment relationships with high net worth private investors, institutional investors and lenders. Mr. Mallick’s varied experience includes development of the 349 room Horseshoe Bay Marriot Resort Hotel, located in Horseshoe Bay, Texas (financed with a national pension fund); Sierra Vista, a redevelopment initiative in a public/private partnership with the City of Fort Worth, Texas, including the assemblage and acquisition of approximately 300 acres located within a concentration of blight inside the central city and resulting in environmental remediation and demolition of 1,000 crime-ridden apartment units and new quality affordable housing and shopping; and acquisition of a large multi-property portfolio of properties financed via a structured private placement offering with multiple institutional investors. Mr. Mallick serves on the Board of Directors of S2K Financial, LLC, a New York based financial services firm.

Clifford J. Merritt. On December 18, 2015, Mr. Merritt was appointed as President of the General Partner. Mr. Merritt had been a consultant to us since July 1, 2014, and to other private exploration and development companies since November 2013. Prior to that time and since 2004 he was employed by Chesapeake Energy Corporation. From 2010 to 2013 he served as Chesapeake’s Vice President Land – Southern Division and from 2005 to 2010 as Chesapeake’s Land Manager – Barnett Shale District. Before joining Chesapeake he worked for Okland Oil, Ricks Exploration and Concho Resources during the years of 1990 through 2003, each of which is an independent oil and gas company. He has a B.B.A. from the University of Central Oklahoma and is a member of OCAPL (Oklahoma City Association of Professional Landmen) and AAPL (American Association of Professional Landmen). During his career, Mr. Merritt has been involved and managed the Land functions of numerous acquisitions and divestitures of oil and gas properties and supervised the drilling and completion of over 2,000 oil and gas wells throughout multiple states in the continental US.

Code of Ethics

Our General Partner has adopted a Code of Business Conduct and Ethics that applies to the executive officers of the General Partner and other persons performing services for the General Partner and our Partnership, generally. This Code of Business Conduct and Ethics is posted on our website, at www.energyeleven.com.

Index
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

Item 11.  Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of our General Partner (the “Named Executive Officers”), information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2016, 2015 and 2014. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, our Chief Executive Officer, and Mr. Merritt.

				All Other
Name and Principal Position:	Year	Salary	Bonus	Compensation	Total

Glade M. Knight	2016	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2015	$—	$—	$—	$—
	2014	$—	$—	$—	$—
Clifford J. Merritt (1)	2016	$308,396	$30,000	$—	$338,396
President	2015	$222,009	$—	$—	$222,009

(1)	Mr. Merritt was appointed the President of the General Partner in December 2015.

We do not directly employ any of the persons responsible for managing our business. Instead, our General Partner manages our day to day affairs and provides us with management and operating services. The owners of our General Partner will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with attending board of directors meetings or managing the Partnership’s business. The owners of the General Partner will not receive any salary, bonus or consulting fees for serving on the board of directors or managing the Partnership’s business other than distributions in accordance with the incentive distribution rights, if any.

Index
The General Partner has agreed to pay Mr. Merritt base compensation of $300,000, basic health insurance benefits, which will be paid or reimbursed to the General Partner by the Partnership and a 5% interest in the General Partner’s incentive distribution rights.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of December 31, 2016, other than the Incentive Distribution Rights.

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, our directors may be reimbursed for their expenses in attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 3, 2017 the beneficial ownership of our common units that are owned by:

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

Class B Units

E11 Incentive Holdings, LLC owns 62,500 Class B units. The address of E11 Incentive Holdings, LLC is 301 NW 63rd Street, Suite 400, Oklahoma City, Oklahoma 73116.

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the termination of the Management Agreement discussed in Note 6 of Part II, Item 8 of this Form 10-K.

Index
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reimbursement of Expenses to General Partner in Connection with Offering Costs

Our Partnership Agreement provides that the General Partner is entitled to be reimbursed out of capital contributions for offering and organization costs paid to third parties, including legal, accounting, engineering, printing and filing fees. During the year ended December 31, 2015, Apple Realty Group, an affiliate of GKOG, LLC, was reimbursed $1,544,372 and Pope Energy Investors, LP was reimbursed $209,783 in 2015 for offering and organizational costs paid by such members of the General Partner.

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

Index
allocate its general and administrative costs to the Partnership and other partnerships or businesses in a manner deemed reasonable by the General Partner.

During the years ended December 31, 2016 and 2015, approximately $285,000 and $62,000, respectively, of related party costs were incurred by a member of the General Partner and reimbursed by us in connection with our operations.

Incentive Distribution Rights

On the initial closing date, we issued incentive distribution rights, which are nonvoting limited partner interests that entitle the holder of such rights to 35% of all amounts distributed by us after Payout occurs, to our General Partner.

Consulting Fees to Clifford Merritt

On December 18, 2015 the General Partner, appointed Clifford J. Merritt as its President. Prior to being appointed President Mr. Merritt provided consulting services to the General Partner. For the years ended December 31, 2016 and 2015, Mr. Merritt was paid $338,396 and $222,099, respectively.

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

Item 14.  Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) has audited our consolidated financial statements for the most recent fiscal year ended December 31, 2016. Grant Thornton was selected and appointed as our independent registered public accounting firm on March 18, 2015.

For the fiscal years ended December 31, 2016 and 2015, fees paid or payable to Grant Thornton for services performed in connection with the audit of the 2016 financial statements, the audit of the 2015 financial statements, reviews of the amended S-1s, SEC comment letters, issuance of consents and 2016 and 2015 interim reviews are as follows:

Audit Fees

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit fees	$149,150	$99,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$149,150	$99,900

Pre-Approval Policies and Procedures

We currently have no Board committees. Our Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton during fiscal 2016 and 2015 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(ii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

(iii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

(iv) Consolidated Statements of Partners’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

2.3
Exclusive Option Agreement dated November 3, 2016 among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and Don P. Millican (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on November 4, 2016).

2.4
Interest Purchase Agreement dated January 4, 2017 among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and the owners of Kaiser-Whiting, LLC (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on January 12, 2017).

2.5
First Amendment to Interest Purchase Agreement by and among Energy 11 Operating Company, LLC, a Delaware limited liability company, Kaiser-Whiting, LLC, an Oklahoma limited liability company and the owners of all the limited liability company interests in Kaiser-Whiting, LLC.*

Index
EXHIBIT NUMBER	Description Of Exhibit

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

10.2	Letter Agreement between Energy 11 GP, LLC and Clifford Merritt (incorporated by reference from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on December 21, 2015).
10.3
Secured Promissory Note dated January 11, 2017 executed by Energy 11 Operating Company, LLC in favor of Kaiser-Francis Management Company, L.L.C. (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on January 12, 2017).

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

Date: March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 3, 2017
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 3, 2017
David S. McKenney	(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 3, 2017
Anthony F. Keating III

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 3, 2017
Michael J. Mallick