Form 10-Q
period 2017-06-30
Energy 11, L.P.
filed 2017-08-11
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.
Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$3,727,298	$86,800,596
Oil, natural gas and natural gas liquids revenue receivable	5,500,050	2,718,296
Other current assets	292,644	10,038,221
Total Current Assets	9,519,992	99,557,113

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization; June 30, 2017, $17,118,619; December 31, 2016, $9,908,800	327,136,024	151,554,972

Total Assets	$336,656,016	$251,112,085

Liabilities and Partners’ Equity
Note payable	$8,500,000	$-
Accounts payable and accrued expenses	3,404,114	2,622,400
Total Current Liabilities	11,904,114	2,622,400

Asset retirement obligations	1,198,082	70,623

Total Liabilities	13,102,196	2,693,023

Limited partners’ interest (18,973,474 common units and 14,582,963 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	323,555,547	248,420,789
General partners’ interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	-	-

Total Partners’ Equity	323,553,820	248,419,062

Total Liabilities and Partners’ Equity	$336,656,016	$251,112,085
See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue
Oil, natural gas and natural gas liquids revenues	$10,208,740	$5,532,113	$20,350,006	$9,851,210

Operating costs and expenses
Production expenses	2,835,463	1,146,722	5,567,317	2,501,842
Production taxes	873,266	523,159	1,730,999	937,720
Management fees	-	-	-	886,306
General and administrative expenses	332,157	317,126	833,898	703,557
Depreciation, depletion, amortization and accretion	3,980,331	2,420,440	7,236,589	5,093,262
Total operating costs and expenses	8,021,217	4,407,447	15,368,803	10,122,687

Operating income (loss)	2,187,523	1,124,666	4,981,203	(271,477)

Interest expense, net	(201,119)	(1,984,049)	(373,728)	(4,180,362)

Net income (loss)	$1,986,404	$(859,383)	$4,607,475	$(4,451,839)

Basic and diluted net income (loss) per common unit	$0.11	$(0.14)	$0.27	$(0.81)

Weighted average common units outstanding - basic and diluted	18,650,582	5,995,051	17,237,933	5,464,063

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flow from operating activities:
Net income (loss)	$4,607,475	$(4,451,839)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	7,236,589	5,093,262
Non-cash expenses, net	47,158	2,455,936

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,781,754)	(2,609,476)
Other current assets	38,221	(84,086)
Accounts payable and accrued expenses	438,238	804,013

Net cash flow provided by operating activities	9,585,927	1,207,810

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(98,236,644)	-
Additions to oil and natural gas properties	(446,109)	(1,021,539)

Net cash flow used in investing activities	(98,682,753)	(1,021,539)

Cash flow from financing activities:
Cash paid for deferred loan costs	-	(250,000)
Net proceeds related to issuance of units	82,511,695	40,864,941
Distributions paid to limited partners	(11,988,167)	(3,642,750)
Payments on note payable	(64,500,000)	(36,917,833)

Net cash flow provided by financing activities	6,023,528	54,358

Increase (decrease) in cash and cash equivalents	(83,073,298)	240,629
Cash and cash equivalents, beginning of period	86,800,596	3,287,054

Cash and cash equivalents, end of period	$3,727,298	$3,527,683

Interest paid	$346,575	$1,683,868

Supplemental non-cash information:
Note payable assumed in Acquisition No. 2	40,000,000	-
Note payable assumed in Acquisition No. 3	33,000,000	-
Increase in note payable, payment of contingent consideration	-	5,000,000
Decrease in note payable, settlement of pre-close activity	-	1,082,167

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

Note 1.  Partnership Organization

Energy 11, L.P. (the “Partnership”) is a Delaware limited partnership formed to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership completed its best-efforts offering on April 24, 2017 with a total of approximately 19 million common units sold for gross proceeds of $374.2 million and proceeds net of offering costs of $349.6 million.

As of June 30, 2017, the Partnership owns an approximate 26-27% non-operated working interest in 216 existing producing wells and approximately 253 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Dealer Manager”) was the dealer manager for the offering of common units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2016 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2017.

Offering Costs

On April 24, 2017, the Partnership completed its best-efforts offering of common units by the Dealer Manager, which received a selling commission and a marketing expense allowance based on proceeds of the common units sold. Additionally, the Partnership incurred other offering costs including legal, accounting and reporting services. These offering costs were recorded by the Partnership as a reduction of partners’ equity. As of the conclusion of the offering, the Partnership had sold 19.0 million common units for gross proceeds of $374.2 million and proceeds net of offering costs of $349.6 million.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2017 and 2016. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

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

On January 11, 2017, the Partnership completed its purchase (“Acquisition No. 2”) of an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. In addition to using cash on hand and proceeds from the best-efforts offering, the Partnership partially funded Acquisition No. 2 with the delivery of a promissory note in favor of the sellers of $40.0 million, which was paid in full in February 2017. The Partnership accounted for Acquisition No. 2 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. Total transaction costs incurred during the six months ended June 30, 2017 were approximately $43,000. The Partnership also recorded an asset retirement obligation liability of approximately $0.8 million in conjunction with this acquisition. Acquisition No. 2 increased the Partnership’s non-operated working interest in the Sanish Field Assets to approximately 22-23%.

On March 31, 2017, the Partnership completed its purchase (“Acquisition No. 3”) of an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s 216 existing producing wells and 150 of the Partnership’s 253 future development locations in the Sanish Field Assets (“Additional Interest”) for approximately $53.0 million. During the second quarter of 2017, the Partnership and the sellers adjusted the purchase price in accordance with the closing conditions set forth in the purchase agreement. The net impact of the purchase price adjustments was a decrease to the purchase price of the asset of approximately $0.6 million. In addition to using cash on hand and proceeds from the best-efforts offering, the Partnership partially funded Acquisition No. 3 with a promissory note in favor of the sellers of $33.0 million, discussed further in Note 4. Notes Payable. The Partnership accounted for Acquisition No. 3 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. Total transaction costs incurred during the six months ended June 30, 2017 were approximately $80,000. The Partnership also recorded an asset retirement obligation liability of approximately $0.3 million in conjunction with this acquisition. Acquisition No. 3 increased the Partnership’s total non-operated working interest in the Sanish Field Assets to approximately 26-27%.

In conjunction with the closing on the Additional Interest in Acquisition No. 3, the Partnership delivered a promissory note in favor of the seller of $33.0 million. See Note 4. Notes Payable for further discussion on this promissory note.

The following unaudited pro forma financial information for the three- and six-month periods ended June 30, 2017 and 2016 have been prepared as if Acquisitions No. 2 and No. 3 of the Sanish Field Assets had occurred on January 1, 2016.  The unaudited pro forma financial information was derived from the historical Statements of Operations of the Partnership and the historical information provided by the sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions of the Sanish Field Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$10,208,740	$12,904,856	$22,657,376	$22,980,088
Net income (loss)	1,785,988	1,814,351	4,691,135	(1,414,174)

Note 4.  Notes Payable

As part of the financing for Acquisition No. 2, as described above in Note 3. Oil and Natural Gas Investments, on January 11, 2017, the Partnership executed a note in favor of the sellers in the original principal amount of $40.0 million. The Partnership paid the $40.0 million promissory note, which bore interest at 5%, in full on February 23, 2017.

Index

As part of the financing for Acquisition No. 3, as described above in Note 3. Oil and Natural Gas Investments, on March 31, 2017, the Partnership executed a note (“Seller Note”) in favor of the sellers in the original principal amount of $33.0 million. On April 24, 2017, the Partnership made a principal payment of $24.5 million on the Seller Note. The outstanding balance on the Seller Note at June 30, 2017 was $8.5 million. The Seller Note bore interest at 5% per annum and was payable in full no later than August 1, 2017 (“Maturity Date”).

In July 2017, the Partnership and the sellers executed a First Amendment to the Seller Note (“Amended Note”), which extended the maturity date to June 29, 2018 (“Maturity Date”) provided the Partnership meets certain terms and conditions of the Amended Note, including making a $2.0 million payment on the outstanding principal balance by July 31, 2017. The $2.0 million payment was made by the Partnership on July 31, 2017. The Amended Note continues to bear interest at 5% per annum with interest due on the last business day of each month until the Maturity Date. In addition to the $2.0 million payment and interest payments on the outstanding principal balance of the Seller Note, the Partnership is required to make principal payments of $100,000 on the last business day of each remaining month in 2017 (August through December), and principal payments of the lesser of $1,000,000 or the remaining balance on the last business day of each month in 2018 up to the Maturity Date (January through June). There is no penalty for prepayment of the Amended Note. Payment of the Amended Note continues to be secured by a mortgage and liens on the Additional Interest in the Sanish Field Assets in customary form. If the Partnership sells any of its owned property, the Partnership is required to make a principal payment equal to 100% of the net proceeds of such sale until the principal amount of the Seller Note is paid in full.

As of June 30, 2017, the outstanding balance on the note of $8.5 million approximates its fair market value. The carrying value of all of the other financial instruments of the Partnership approximate fair value due to their short-term nature. The Partnership estimated the fair value of its note payable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. The market rate, which approximated the Partnership’s interest rate for the Seller Note, takes into consideration general market conditions and maturity.

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

	2017	2016
Balance as of January 1	$70,623	$105,459
Liabilities incurred - Acquisition No. 2	781,628	-
Liabilities incurred - Acquisition No. 3	289,827	-
Revisions	28,866	(32,351)
Accretion expense	27,138	9,049
Balance as of June 30	$1,198,082	$82,157

Note 6.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership.  Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and was reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

The Partnership completed its best-efforts offering of common units on April 24, 2017. As of the conclusion of the offering on April 24, 2017, the Partnership had completed the sale of approximately 19.0 million common units for total gross proceeds of $374.2 million and proceeds net of offerings costs of $349.6 million.

Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through the best-efforts offering, the total contingent fee is a maximum of approximately $15.0 million.

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

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000 (currently, there are 62,500 Class B units outstanding; therefore, Class B units could receive 21.875%); (iii) to the Dealer Manager, as the Dealer Manager contingent incentive fee paid under the Dealer Manager Agreement, 30%, and (iv) the remaining amount, if any (currently 13.125%), to the Record Holders of outstanding common units, pro rata based on their percentage interest until such time as the Dealer Manager receives the full amount of the Dealer Manager contingent incentive fee under the Dealer Manager Agreement;

•
Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 35%; (ii) to the Record Holders of the Outstanding Class B units, pro rata based on the number of Class B units owned, 35% multiplied by a fraction, the numerator of which is the number of Class B units outstanding and the denominator of which is 100,000 (currently, there are 62,500 Class B units outstanding; therefore, Class B units could receive 21.875%); (iii) the remaining amount to the Record Holders of outstanding common units, pro rata based on their percentage interest (currently 43.125%).

For the three and six months ended June 30, 2017, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.5 million and $12.0 million, respectively. For the three and six months ended June 30, 2016, the Partnership paid distributions of $0.349041 and $0.675068 per common unit, or $2.1 million and $3.6 million, respectively.

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

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership made twelve monthly payments of $8,537. For the three and six months ended June 30, 2017, the Partnership paid $25,611 and $51,222 to the affiliate of the General Partner. The terms of the agreement will continue on a month-to-month basis at the same monthly rate for the remainder of 2017.

For the three and six months ended June 30, 2017, approximately $88,000 and $170,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2017, approximately $87,000 was due to a member of the General Partner. For the three and six months ended June 30, 2016, approximately $105,000 and $117,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer, David S. McKenney, Chief Financial Officer, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Mr. Knight and Mr. McKenney are also affiliated with Energy Resources 12, L.P.  Energy Resources 12, L.P. is not affiliated with the Partnership other than through Mr. Knight and Mr. McKenney. Mr. Mallick and Mr. Keating have no relationship with Energy Resources 12, L.P. The Partnership’s accounting and administrative functions are shared by both partnerships and the associated costs are allocated between the entities for cost sharing purposes. The Partnership’s remaining resources provide no services to Energy Resources 12, L.P. Accordingly, the Partnership disclaims any and all matters or activities in any manner related to Energy Resources 12, L.P.

Index

E11 Incentive Holdings, LLC (“Incentive Holdings”) was the owner of all Class B units outstanding (62,500) as of March 31, 2017. During the second quarter of 2017, Incentive Holdings transferred substantially all of its assets; on April 5, 2017, Incentive Holdings transferred 18,125 of the 62,500 Class B units to E11 Incentive Carry Vehicle, LLC, an affiliate of Incentive Holdings, for de minimis consideration. On April 6, 2017, the remaining 44,375 Class B units were acquired by Regional Energy Incentives, LP in exchange for approximately $98,000. Regional Energy Incentives, LP is owned by entities that are controlled by Anthony F. Keating, III, Co-Chief Operating Officer of the General Partner, Michael J. Mallick, Co-Chief Operating Officer of the General Partner, and David S. McKenney, Chief Financial Officer of the General Partner. The Class B units entitle the holder to certain distribution rights after Payout, as described in Note 6. Capital Contribution and Partners’ Equity.

Note 8.  Subsequent Events

In July 2017, the Partnership and the sellers of the interests transferred in Acquisition No. 3 executed a First Amendment to the Seller Note issued at the closing of Acquisition No. 3. The amendment extended the maturity date to June 29, 2018, provided the Partnership meets certain terms and conditions of the amendment. In accordance with the terms of the Amended Note, the Partnership made a $2.0 million payment on the outstanding principal balance on July 31, 2017. As of July 31, 2017, the outstanding principal balance on the note was $6.2 million. See Note 4. Note Payable for more information.

In July 2017, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Overview

The Partnership was formed as a Delaware limited partnership. The General Partner is Energy 11 GP, LLC (the “General Partner”). The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on January 22, 2015, the date the Partnership’s initial Registration Statement on Form S-1 (File No. 333-197476) was declared effective by the SEC. The Partnership completed its best-efforts offering on April 24, 2017. Total common units sold were approximately 19.0 million for gross proceeds of $374.2 million and proceeds net of offering costs of $349.6 million.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

Index

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. On December 18, 2015, the Partnership completed its first purchase (“Acquisition No. 1”) in the Sanish field location in Mountrail County, North Dakota, acquiring an approximate 11% non-operated working interest in approximately 215 existing producing wells and approximately 253 future development locations (the “Sanish Field Assets”) for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase (“Acquisition No. 2”) in the Sanish field, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase (“Acquisition No. 3”) in the Sanish field, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s 216 existing producing wells and 150 of the Partnership’s 253 future development locations in the Sanish Field Assets for approximately $52.4 million.

As a result of these acquisitions, as of June 30, 2017, the Partnership has an approximate 26-27% non-operated working interest in the Sanish Field Assets, consisting of 216 existing producing wells and 253 future development locations. Substantially all of the Partnership’s assets are managed and operated by Whiting Petroleum Corporation (“Whiting”), a publicly traded oil and gas company.

The Sanish Field Assets are a part of the Bakken shale formation in the Greater Williston Basin. The Bakken Shale is one of the largest oil fields in the U.S.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, energy commodity prices have been volatile; oil prices declined throughout 2015 and in the first quarter of 2016, prices had fallen to the lowest levels since October 2003. Commodity prices increased to 52-week highs by February 2017, but have since been volatile throughout the second quarter of 2017. Due to global supply and demand concerns as well as ongoing geopolitical risks in oil producing regions of the world, the Partnership continues to expect significant price volatility into the second half of 2017. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average market closing prices (1)
Oil (per Bbl)	$48.15	$45.59	$49.95	$39.70
Natural gas (per Mcf)	$3.08	$2.15	$3.05	$2.07

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

Index

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 and 2016 include results from each of the Partnership’s acquisitions for the periods owned. Since the three and six months ended June 30, 2016 includes only Acquisition No. 1, the operating results are not comparable.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	Percent of Revenue	2016	Percent of Revenue	2017	Percent of Revenue	2016	Percent of Revenue
Total revenue	$10,208,740	100%	$5,532,113	100%	$20,350,006	100%	$9,851,210	100%
Production expenses	2,835,463	28%	1,146,722	21%	5,567,317	27%	2,501,842	25%
Production taxes	873,266	9%	523,159	9%	1,730,999	9%	937,720	10%
Depreciation, depletion, amortization and accretion	3,980,331	39%	2,420,440	44%	7,236,589	36%	5,093,262	52%
Management fees	-	0%	-	0%	-	0%	886,306	9%
General and administrative expense	332,157	3%	317,126	6%	833,898	4%	703,557	7%

Production (BOE):
Oil	198,883		128,230		383,464		275,159
Natural gas	43,255		19,334		74,679		42,260
Natural gas liquids	35,928		15,880		70,151		34,222
Total	278,066		163,444		528,294		351,641

Average sales price per unit:
Oil (per Bbl)	$42.94		$40.17		$44.29		$33.05
Natural gas (per Mcf)	3.24		2.11		3.37		1.88
Natural gas liquids (per Bbl)	23.03		8.56		26.45		8.14
Combined (per BOE)	36.71		33.85		38.52		28.01
Average unit cost per BOE:
Production expenses	$10.20		$7.02		$10.54		$7.11
Production taxes	3.14		3.20		3.28		2.67
Depreciation, depletion and amortization	14.31		14.81		13.70		14.48

Oil, Natural Gas and NGL Sales

For the three months ended June 30, 2017, revenues for oil, natural gas and NGL sales were $10.2 million. Revenues for the sale of crude oil were $8.5 million, which resulted in a realized price of $42.94 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $3.24 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $23.03 per BOE of production. For the three months ended June 30, 2016, revenues for oil, natural gas and NGL sales were $5.5 million. Revenues for the sale of crude oil were $5.2 million, which resulted in a realized price of $40.17 per barrel. Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $2.11 per Mcf. Revenues for the sale of NGLs were $0.1 million, which resulted in a realized price of $8.56 per BOE of production.

For the six months ended June 30, 2017, revenues for oil, natural gas and NGL sales were $20.4 million. Revenues for the sale of crude oil were $17.0 million, which resulted in a realized price of $44.29 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.37 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $26.45 per BOE of production. For the six months ended June 30, 2016, revenues for oil, natural gas and NGL sales were $9.9 million. Revenues for the sale of crude oil were $9.1 million, which resulted in a realized price of $33.05 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.88 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $8.14 per BOE of production.

In comparison to the second quarter and first half of 2016, the Partnership benefited from significant increases in commodity prices for oil, natural gas and NGLs during the first half of 2017, as market prices rebounded from market lows experienced during the first quarter of 2016. Price gains were partially offset by the natural decline in production from existing wells, as the Partnership did not start or complete any new wells during the six months ended June 30, 2017. Production for the interest acquired in Acquisition No. 1, which was owned for the entire periods presented, was approximately 1,298 BOE per day and approximately 1,796 BOE per day for the three months ended June 30, 2017 and 2016, respectively. Production for the interest acquired in Acquisition No. 1 was approximately 1,375 BOE per day and approximately 1,932 BOE per day for the six months ended June 30, 2017 and 2016, respectively. Production for the second half of 2017 will be dependent on the investment in existing wells and the development of new wells. If the Partnership or its operator is unable or it is not cost beneficial to invest in existing wells or develop new wells, production will continue to decline.

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

Index

For the three months ended June 30, 2017 and 2016, production expenses were $2.8 million and $1.1 million, respectively, and production expenses per BOE of production were $10.20 and $7.02, respectively. For the six months ended June 30, 2017 and 2016, production expenses were $5.6 million and $2.5 million, respectively, and production expenses per BOE of production were $10.54 and $7.11, respectively. The increase in the three-and six-month periods ended June 30, 2017 compared to the three- and six-month periods ended June 30, 2016 is due primarily to the following factors: (a) approximately 20 of the Partnership’s wells required substantial rework, resulting in an increase in workover expenses in 2017; (b) during the third quarter of 2016, the Partnership’s operator amended its gathering and processing contract, which has led to increases in certain gathering and processing costs subsequent to the amendment date; and (c) higher third-party fractionation expenses and plant processing costs in 2017. In addition, production expenses per BOE of production have increased due to natural production volume declines as reservoirs are depleted.

On June 1, 2017, the Dakota Access Pipeline, which originates in the Bakken shale oil fields (near the Sanish Field Assets) and stretches to a tank farm in Patoka, Illinois, was completed. Whiting, as the operator of the Sanish Field Assets, has entered into a physical delivery contract for the delivery of fixed volumes of crude oil from the Sanish field via the completed Dakota Access Pipeline. The Partnership may experience savings in production expenses per BOE in the second half of 2017 as a result of Whiting’s participation in the use of the Dakota Access Pipeline.

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

The production tax on gas is subject to a price index change on July 1 of each calendar year. The rate applicable for the first half of 2017 was $0.0601 per Mcf, while the rate effective for the first half of 2016 was $0.1106 per Mcf. The new rate, which became effective July 1, 2017 and will run through June 30, 2018, is $0.0555 per Mcf.

Production taxes for the three months ended June 30, 2017 and 2016 were $0.9 million (9% of revenue) and $0.5 million (9% of revenue), respectively. Production taxes for the six months ended June 30, 2017 and 2016 were $1.7 million (9% of revenue) and $0.9 million (10% of revenue), respectively. Production taxes as a percentage of revenue has decreased for the three and six month periods ended June 30, 2017, in comparison to the same periods in 2016, as a result of the rise in gas and NGL sales as a percentage of total revenue. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil based on current rates as a percentage of sale price.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2017 and 2016 was $4.0 million and $2.4 million, and DD&A per BOE of production was $14.31 and $14.81, respectively. DD&A for the six months ended June 30, 2017 and 2016 was $7.2 million and $5.1 million, and DD&A per BOE of production was $13.70 and $14.48, respectively. The decrease in DD&A expense per BOE of production is primarily the result of the increase of the Partnership’s estimated reserves compared to the purchase price in conjunction with Acquisitions No. 2 and No. 3, combined with a change in estimated reserves.

Management Fees

Fees and expenses incurred under the Management Agreement with the Partnership’s former manager for the six months ended June 30, 2016 were $0.9 million. The Management Agreement was terminated in April 2016.

General and Administrative Costs

General and administrative costs for the three months ended June 30, 2017 and 2016 were $0.3 million and $0.3 million, respectively. General and administrative costs for the six months ended June 30, 2017 and 2016 were $0.8 million and $0.7 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The increase in the six month period ended June 30, 2017 compared to the same period of 2016 is due primarily to the increase in assets owned by the Partnership and the increase in limited partners.

Index

Interest Expense

Interest expense, net, for the three months ended June 30, 2017 and 2016 was $0.2 million and $2.0 million, respectively. Interest expense, net, for the six months ended June 30, 2017 and 2016 was $0.4 million and $4.2 million, respectively. The primary component of Interest Expense, net, during the three and six months ended June 30, 2017 was interest expense on the notes payable executed in conjunction with Acquisitions No. 2 and No. 3.

During the first half of 2016, Interest expense, net, included (a) six months of interest expense on the $97.5 million seller note related to Acquisition No. 1 (the note was paid in full in September 2016), (b) six months of amortization of the mark-to-market adjustment on the $97.5 million seller note; and (c) accretion of the Partnership’s deferred purchase price and contingent consideration liabilities incurred with Acquisition No. 1.

Supplemental Non-GAAP Measure

The Partnership uses “EBITDAX”, defined as Earnings before Interest, Income Taxes, Depreciation, Depletion, Amortization and Exploration Expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income (loss), operating income (loss), cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although EBITDAX, as calculated by the Partnership, may not be comparable to EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operator.

The following table reconciles the Partnership’s GAAP net income (loss) to EBITDAX for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$1,986,404	$(859,383)	$4,607,475	$(4,451,839)
Interest expense, net	201,119	1,984,049	373,728	4,180,362
Depreciation, depletion, amortization and accretion	3,980,331	2,420,440	7,236,589	5,093,262
Exploration expenses	-	-	-	-
EBITDAX	$6,167,854	$3,545,106	$12,217,792	$4,821,785

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in April 2017, the Partnership’s principal source of liquidity are cash on hand and the cash flow generated from properties the Partnership has acquired. The Partnership anticipates that cash on hand and cash flow from operations will be adequate to meet its anticipated liquidity requirements. In addition, the Partnership may borrow funds to pay operating expenses, make distributions, refinance outstanding debt or for other capital needs of the Partnership.

Financing

As part of the financing for Acquisition No. 2 on January 11, 2017, the Partnership executed a note in favor of the sellers in the original principal amount of $40.0 million. The Partnership paid the $40.0 million promissory note, which bore interest at 5%, in full on February 23, 2017.

Index

As part of the financing for Acquisition No. 3, the Partnership executed a promissory note in favor of the sellers in the original principal amount of $33.0 million. At June 30, 2017, the outstanding balance on the note was $8.5 million. During July 2017, the Partnership and the sellers executed a first amendment to the note (“Amended Note”), which extended the maturity date to June 29, 2018 (“Maturity Date”) provided the Partnership meets certain terms and conditions of the Amended Note, including making a $2.0 million payment on the outstanding principal balance. The $2.0 million payment was made by the Partnership on July 31, 2017. The Amended Note continues to bear interest at 5% per annum with interest due on the last business day of each month until the Maturity Date. In addition to the $2.0 million payment and interest payments on the outstanding principal balance of the Seller Note, the Partnership is required to make principal payments of $100,000 on the last business day of each remaining month in 2017 (August through December), and principal payments of the lesser of $1,000,000 or the remaining balance on the last business day of each month in 2018 up to the Maturity Date (January through June). There is no penalty for prepayment of the Amended Note. Payment of the Amended Note continues to be secured by a mortgage and liens on the Additional Interest in the Sanish Field Assets in customary form. If the Partnership sells any of its owned property, the Partnership is required to make a principal payment equal to 100% of the net proceeds of such sale until the principal amount of the Seller Note is paid in full.

The Partnership anticipates refinancing the Amended Note or using cash on hand and cash flow from operations to repay the remaining note balance of $6.2 million (as of July 31, 2017). If the Partnership cannot repay the note, it may be in default and be required to reduce distributions.

Partners Equity

The Partnership completed its best-efforts offering of common units on April 24, 2017. As of the conclusion of the offering on April 24, 2017, the Partnership sold approximately 19.0 million common units for total gross proceeds of $374.2 million and proceeds net of offering costs of $349.6 million.

Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold in the offering, the total contingent fee is a maximum of approximately $15.0 million, which will only be paid if Payout occurs, as defined in “Note 6. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q.

Distributions

For the three and six months ended June 30, 2017, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.5 million and $12.0 million, respectively. For the three and six months ended June 30, 2016, the Partnership paid distributions of $0.349041 and $0.675068 per common unit, or $2.1 million and $3.6 million, respectively. The Partnership generated $9.6 million in cash flow from operations for the six months ended June 30, 2017.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $0.5 million and $0.7 million in capital expenditures for the three and six months ended June 30, 2017, respectively. The Partnership incurred approximately $0.2 million and $1.1 million in capital expenditures for the three and six months ended June 30, 2016, respectively.

Since oil prices have not increased since the first quarter of 2017, the Partnership has reduced its planned capital expenditures for the remainder of 2017, as current oil, natural gas and NGL prices are at levels the Partnership does not believe make it cost beneficial to drill and complete new wells. As a result, the Partnership expects to invest approximately $1.0 to $2.0 million in capital expenditures for the remainder of 2017, primarily for capital costs incurred to rework certain wells to maintain production levels. The capital expenditure plan has the flexibility to adjust should the commodity price environment change. This level of capital expenditures will lead to lower production volumes.

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

Index

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, cash on hand and a credit facility. If the operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2017, the Partnership and the sellers of the interests transferred in Acquisition No. 3 executed a First Amendment to the Seller Note issued at the closing of Acquisition No. 3. The amendment extended the maturity date to June 29, 2018, provided the Partnership meets certain terms and conditions of the amendment. In accordance with the terms of the Amended Note, the Partnership made a $2.0 million payment on the outstanding principal balance on July 31, 2017. As of July 31, 2017, the outstanding principal balance on the note was $6.2 million. See “Note 4. Note Payable” in Part I, Item 1 of this Form 10-Q for more information.

In July 2017, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Under the Partnership’s agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold.  The Dealer Manager may also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through the offering, the total contingent fee is a maximum of approximately $15.0 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Units Registered
	5,263,158	Units	$19.00	per unit	$100,000,002
	95,000,000	Units	$20.00	per unit	1,900,000,000
Totals:	100,263,158	Units			$2,000,000,002

Units Sold
	5,263,158	Units	$19.00	per unit	$100,000,002
	13,710,316	Units	$20.00	per unit	274,206,320
Totals:	18,973,474	Units			$374,206,322

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$22,452,379
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				2,131,698
Total Expenses of Issuance and Distribution of Common Shares					24,584,077
Net Proceeds to the Partnership					$349,622,245

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$340,041,680
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				9,580,565
5.	Fees and expenses of third parties				-
6.	Other				-
Total Application of Net Proceeds to the Partnership					$349,622,245

Index

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description
2.6
Interest Purchase Agreement dated March 8, 2017 among Energy 11 Operating Company, LLC, Kaiser Acquisition and Development – Whiting, LLC, and Kaiser Acquisition and Development, LLC and George B. Kaiser. (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed March 10, 2017)

10.4
Secured Promissory Note dated March 31, 2017 executed by Energy 11 Operating Company, LLC in favor of Kaiser-Francis Management Company, L.L.C. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2017)

10.5	First Amendment dated July 21, 2017 to Secured Promissory Note dated March 31, 2017 between Energy 11 Operating Company, LLC and Kaiser-Francis Management Company, L.L.C.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: August 11, 2017