Form 10-Q
period 2017-09-30
Energy 11, L.P.
filed 2017-11-03
CIK 1581552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.
Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$44,873	$86,800,596
Oil, natural gas and natural gas liquids revenue receivable	5,470,375	2,718,296
Other current assets	123,750	10,038,221
Total Current Assets	5,638,998	99,557,113

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $21,161,505 and $9,908,800, respectively	324,040,087	151,554,972
Total Assets	$329,679,085	$251,112,085

Liabilities
Note payable	$6,007,356	$-
Accounts payable and accrued expenses	4,245,822	2,622,400
Total Current Liabilities	10,253,178	2,622,400

Asset retirement obligations	1,214,048	70,623
Total Liabilities	11,467,226	2,693,023

Partners’ Equity
Limited partners' interest (18,973,474 and 14,582,963 common units issued and outstanding, respectively)	318,213,586	248,420,789
General partners' interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	318,211,859	248,419,062

Total Liabilities and Partners’ Equity	$329,679,085	$251,112,085

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue
Oil, natural gas and natural gas liquids revenues	$9,717,996	$5,434,047	$30,068,002	$15,285,257

Operating costs and expenses
Production expenses	3,163,269	1,821,545	8,730,586	4,323,387
Production taxes	818,455	479,971	2,549,454	1,417,691
Management fees	-	-	-	886,306
General and administrative expenses	290,094	278,304	1,123,992	981,861
Depreciation, depletion, amortization and accretion	4,058,852	2,426,415	11,295,441	7,519,677
Total operating costs and expenses	8,330,670	5,006,235	23,699,473	15,128,922

Operating income	1,387,326	427,812	6,368,529	156,335

Interest expense, net	(106,767)	(1,938,958)	(480,495)	(6,119,320)

Net income (loss)	$1,280,559	$(1,511,146)	$5,888,034	$(5,962,985)

Basic and diluted net income (loss) per common unit	$0.07	$(0.20)	$0.33	$(0.96)

Weighted average common units outstanding - basic and diluted	18,973,474	7,686,687	17,822,804	6,210,346

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flow from operating activities:
Net income (loss)	$5,888,034	$(5,962,985)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	11,295,441	7,519,677
Non-cash expenses, net	71,128	3,968,034

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,752,079)	(2,035,124)
Other current assets	(85,529)	(61,153)
Accounts payable and accrued expenses	1,178,839	475,811

Net cash flow provided by operating activities	15,595,834	3,904,260

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(98,250,130)	-
Additions to oil and natural gas properties	(1,301,065)	(1,279,516)

Net cash flow used in investing activities	(99,551,195)	(1,279,516)

Cash flow from financing activities:
Cash paid for deferred loan costs	-	(250,000)
Net proceeds related to issuance of units	82,510,325	104,817,830
Distributions paid to limited partners	(18,610,687)	(6,483,665)
Payments on note payable	(66,700,000)	(88,917,833)

Net cash flow provided by (used in) financing activities	(2,800,362)	9,166,332

Increase (decrease) in cash and cash equivalents	(86,755,723)	11,791,076
Cash and cash equivalents, beginning of period	86,800,596	3,287,054

Cash and cash equivalents, end of period	$44,873	$15,078,130

Interest paid	$433,013	$2,171,573

Supplemental non-cash information:
Note payable assumed in Acquisition No. 2	40,000,000	-
Note payable assumed in Acquisition No. 3	33,000,000	-
Increase in note payable, payment of contingent consideration	-	5,000,000
Decrease in note payable, settlement of pre-close activity	292,644	1,082,167

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Notes to Consolidated Financial Statements
September 30, 2017

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

As of September 30, 2017, the Partnership owns an approximate 26-27% non-operated working interest in 216 existing producing wells and approximately 253 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Dealer Manager”) was the dealer manager for the offering of common units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2016 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2017.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2017 and 2016. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. Throughout 2016, the FASB issued several updates, including ASUs 2016-08, 2016-10, 2016-12 and 2016-20, respectively, to clarify specific topics originally described in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, and permitted early application for annual reporting periods beginning after December 15, 2016. The Partnership plans to adopt this standard on January 1, 2018 using the modified retrospective approach. Although the Partnership is still evaluating the impact of ASU 2014-09 and the related subsequent pronouncements released, based on its assessment to date, the Partnership does not believe there will be a significant change to the amount or timing of the recording of revenue in its consolidated financial statements.

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

On January 11, 2017, the Partnership completed its purchase (“Acquisition No. 2”) of an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. In addition to using cash on hand and proceeds from the best-efforts offering, the Partnership partially funded Acquisition No. 2 with the delivery of a promissory note in favor of the sellers of $40.0 million, which was paid in full in February 2017. The Partnership accounted for Acquisition No. 2 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. Total transaction costs incurred during the nine months ended September 30, 2017 were approximately $43,000. The Partnership also recorded an asset retirement obligation liability of approximately $0.8 million in conjunction with this acquisition. Acquisition No. 2 increased the Partnership’s non-operated working interest in the Sanish Field Assets to approximately 22-23%.

On March 31, 2017, the Partnership completed its purchase (“Acquisition No. 3”) of an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s 216 existing producing wells and 150 of the Partnership’s 253 future development locations in the Sanish Field Assets (“Additional Interest”) for approximately $52.4 million. In addition to using cash on hand and proceeds from the best-efforts offering, the Partnership partially funded Acquisition No. 3 with a promissory note in favor of the sellers of $33.0 million, discussed further in Note 4. Notes Payable. The Partnership accounted for Acquisition No. 3 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. Total transaction costs incurred during the nine months ended September 30, 2017 were approximately $80,000. The Partnership also recorded an asset retirement obligation liability of approximately $0.3 million in conjunction with this acquisition. Acquisition No. 3 increased the Partnership’s total non-operated working interest in the Sanish Field Assets to approximately 26-27%.

Index

The following unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2017 and 2016 have been prepared as if Acquisitions No. 2 and No. 3 of the Sanish Field Assets had occurred on January 1, 2016.  The unaudited pro forma financial information was derived from the historical Statements of Operations of the Partnership and the historical information provided by the sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions of the Sanish Field Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$9,717,996	$12,704,063	$32,413,448	$35,684,151
Net income (loss)	1,517,198	(753,892)	6,210,488	(2,168,066)

Note 4.  Notes Payable

As part of the financing for Acquisition No. 2 completed on January 11, 2017, the Partnership executed a note in favor of the sellers in the original principal amount of $40.0 million. The Partnership paid the $40.0 million promissory note, which bore interest at 5%, in full on February 23, 2017.

As part of the financing for Acquisition No. 3 completed on March 31, 2017, the Partnership executed a note (“Seller Note”) in favor of the sellers in the original principal amount of $33.0 million. The Seller Note bore interest at 5% per annum and was payable in full no later than August 1, 2017 (“Maturity Date”).

In July 2017, the Partnership and the sellers executed a First Amendment to the Seller Note (“Amended Note”), which extended the maturity date to June 29, 2018 (“Extended Maturity Date”) provided the Partnership meets certain terms and conditions of the Amended Note, including making a $2.0 million payment on the outstanding principal balance by July 31, 2017. The $2.0 million payment was made by the Partnership on July 31, 2017. The Amended Note continues to bear interest at 5% per annum with interest due on the last business day of each month until the Extended Maturity Date. In addition to the $2.0 million payment and interest payments on the outstanding principal balance of the Seller Note, the Partnership is required to make principal payments of $100,000 on the last business day of each remaining month in 2017 (August through December), and principal payments of the lesser of $1,000,000 or the remaining balance on the last business day of each month in 2018 up to the Extended Maturity Date (January through June). There is no penalty for prepayment of the Amended Note. Payment of the Amended Note continues to be secured by a mortgage and liens on the Additional Interest in the Sanish Field Assets in customary form. If the Partnership sells any of its owned property, the Partnership is required to make a principal payment equal to 100% of the net proceeds of such sale until the principal amount of the Seller Note is paid in full.

As of September 30, 2017, the outstanding balance on the note of $6.0 million approximates its fair market value. The carrying value of all of the other financial instruments of the Partnership approximate fair value due to their short-term nature. The Partnership estimated the fair value of its note payable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. The market rate, which approximated the Partnership’s interest rate for the Seller Note, takes into consideration general market conditions and maturity.

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

	2017	2016
Balance as of January 1	$70,623	$105,459
Liabilities incurred - Acquisition No. 2	781,628	-
Liabilities incurred - Acquisition No. 3	289,827	-
Well additions	-	1,868
Revisions	28,866	(46,380)
Accretion expense	43,104	7,540
Balance as of September 30	$1,214,048	$68,487

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

For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $18.6 million, respectively. For the three and nine months ended September 30, 2016, the Partnership paid distributions of $0.375891 and $1.050959 per common unit, or $2.8 million and $6.5 million, respectively.

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

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership made twelve monthly payments of $8,537. The terms of the agreement will continue on a month-to-month basis at the same monthly rate for the remainder of 2017. For the three and nine months ended September 30, 2017, the Partnership paid $25,611 and $76,833 to the affiliate of the General Partner. For the three and nine months ended September 30, 2016, the Partnership paid $25,611 to the affiliate of the General Partner.

Index

For the three and nine months ended September 30, 2017, approximately $72,000 and $242,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2017, approximately $72,000 was due to a member of the General Partner. For the three and nine months ended September 30, 2016, approximately $70,000 and $187,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

Note 8.  Subsequent Events

In October 2017, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In October 2017, an affiliate of the General Partner provided approximately $0.4 million in short-term working capital to the Partnership. The Partnership repaid the $0.4 million to the affiliate of the General Partner in November 2017.

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

Index

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. On December 18, 2015, the Partnership completed its first purchase (“Acquisition No. 1”) in the Sanish field location in Mountrail County, North Dakota, acquiring an approximate 11% non-operated working interest in approximately 215 existing producing wells and approximately 253 future development locations (the “Sanish Field Assets”) for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase (“Acquisition No. 2”) in the Sanish field, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase (“Acquisition No. 3”) in the Sanish field, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s 216 existing producing wells and 150 of the Partnership’s 253 future development locations (“Additional Interest”) in the Sanish Field Assets for approximately $52.4 million.

As a result of these acquisitions, as of September 30, 2017, the Partnership has an approximate 26-27% non-operated working interest in the Sanish Field Assets, consisting of 216 existing producing wells and 253 future development locations. Substantially all of the Partnership’s assets are managed and operated by Whiting Petroleum Corporation (“Whiting”), a publicly traded oil and gas company.

The Sanish Field Assets are a part of the Bakken shale formation in the Greater Williston Basin. The Bakken Shale is one of the largest oil fields in the U.S.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, energy commodity prices have been volatile; oil prices declined throughout 2015 and in the first quarter of 2016, prices had fallen to the lowest levels since October 2003. Commodity prices increased to 52-week highs by February 2017, but have since been volatile throughout the second and third quarters of 2017. Due to global supply and demand concerns as well as ongoing geopolitical risks in oil producing regions of the world, the Partnership continues to expect significant price volatility for the remainder of 2017 and into 2018. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average market closing prices (1)
Oil (per Bbl)	$48.20	$44.94	$49.36	$41.49
Natural gas (per Mcf)	$2.95	$2.88	$3.01	$2.34

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

Index

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 and 2016 include results from each of the Partnership’s acquisitions for the periods owned. Since the three and nine months ended September 30, 2016 includes only Acquisition No. 1, the operating results are not comparable.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	Percent of Revenue	2016	Percent of Revenue	2017	Percent of Revenue	2016	Percent of Revenue
Total revenue	$9,717,996	100%	$5,434,047	100%	$30,068,002	100%	$15,285,257	100%
Production expenses	3,163,269	33%	1,821,545	34%	8,730,586	29%	4,323,387	28%
Production taxes	818,455	8%	479,971	9%	2,549,454	8%	1,417,691	9%
Depreciation, depletion, amortization and accretion	4,058,852	42%	2,426,415	45%	11,295,441	38%	7,519,677	49%
Management fees	-	0%	-	0%	-	0%	886,306	6%
General and administrative expense	290,094	3%	278,304	5%	1,123,992	4%	981,861	6%

Production (BOE):
Oil	198,298		119,469		581,762		394,628
Natural gas	40,050		26,136		114,729		68,395
Natural gas liquids	46,326		17,667		116,477		51,890
Total	284,674		163,272		812,968		514,913

Average sales price per unit:
Oil (per Bbl)	$40.57		$39.09		$43.02		$34.88
Natural gas (per Mcf)	2.92		2.72		3.21		2.20
Natural gas liquids (per Bbl)	20.98		13.03		24.27		11.86
Combined (per BOE)	34.14		33.28		36.99		29.69
Average unit cost per BOE:
Production expenses	$11.11		$11.16		$10.74		$8.40
Production taxes	2.88		2.94		3.14		2.75
Depreciation, depletion, amortization and accretion	14.26		14.86		13.89		14.60

Oil, Natural Gas and NGL Sales

For the three months ended September 30, 2017, revenues for oil, natural gas and NGL sales were $9.7 million. Revenues for the sale of crude oil were $8.0 million, which resulted in a realized price of $40.57 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $2.92 per Mcf. Revenues for the sale of NGLs were $1.0 million, which resulted in a realized price of $20.98 per BOE of production. For the three months ended September 30, 2016, revenues for oil, natural gas and NGL sales were $5.4 million. Revenues for the sale of crude oil were $4.7 million, which resulted in a realized price of $39.09 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.72 per MCF. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $13.03 per BOE of production.

For the nine months ended September 30, 2017, revenues for oil, natural gas and NGL sales were $30.1 million. Revenues for the sale of crude oil were $25.0 million, which resulted in a realized price of $43.02 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $3.21 per Mcf. Revenues for the sale of NGLs were $2.8 million, which resulted in a realized price of $24.27 per BOE of production. For the nine months ended September 30, 2016, revenues for oil, natural gas and NGL sales were $15.3 million. Revenues for the sale of crude oil were $13.8 million, which resulted in a realized price of $34.88 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $2.20 per MCF. Revenues for the sale of NGLs were $0.6 million, which resulted in a realized price of $11.86 per BOE of production.

In comparison to the third quarter and first nine months of 2016, the Partnership benefited from increases in commodity prices for oil, natural gas and NGLs during the first nine months of 2017, as market prices rebounded from market lows experienced during the first quarter of 2016. Price gains were partially offset by the natural decline in production from existing wells, as the Partnership did not start or complete any new wells during the nine months ended September 30, 2017. Production for the interest acquired in Acquisition No. 1, which was owned for the entire periods presented, was approximately 1,331 BOE per day and approximately 1,775 BOE per day for the three months ended September 30, 2017 and 2016, respectively. Production for the interest acquired in Acquisition No. 1 was approximately 1,360 BOE per day and approximately 1,879 BOE per day for the nine months ended September 30, 2017 and 2016, respectively.

Index

Production is dependent on the investment in existing wells and the development of new wells. Although the Partnership has elected to participate in the drilling of two new wells, the Partnership does not anticipate to realize any increases to overall production from these two wells until the first quarter of 2018, and as a result, production is anticipated to decline in the fourth quarter of 2017. If the Partnership or its operator is unable or it is not cost beneficial to invest in existing wells or develop new wells, production will continue to decline.

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

For the three months ended September 30, 2017 and 2016, production expenses were $3.2 million and $1.8 million, respectively, and production expenses per BOE of production were $11.11 and $11.16, respectively. For the nine months ended September 30, 2017 and 2016, production expenses were $8.7 million and $4.3 million, respectively, and production expenses per BOE of production were $10.74 and $8.40, respectively. The increase per BOE in the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 is due primarily to the following factors: (a) in an effort to increase production, a portion of the Partnership’s wells required substantial rework, resulting in an increase in workover expenses in 2017; (b) during the third quarter of 2016, the Partnership’s operator amended its gathering and processing contract, which has led to increases in certain gathering and processing costs subsequent to the amendment date; and (c) higher third-party fractionation expenses and plant processing costs in 2017. While production expenses per BOE of production have stabilized, the Partnership expects production expenses per BOE of production to increase due to natural production volume declines as reservoirs are depleted.

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

Production taxes for the three months ended September 30, 2017 and 2016 were $0.8 million (8% of revenue) and $0.5 million (9% of revenue), respectively. Production taxes for the nine months ended September 30, 2017 and 2016 were $2.5 million (8% of revenue) and $1.4 million (9% of revenue), respectively. Production taxes as a percentage of revenue have decreased as sales of natural gas and NGL have increased as a percentage of total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil based on current rates as a percentage of sale price.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2017 and 2016 was $4.1 million and $2.4 million, and DD&A per BOE of production was $14.26 and $14.86, respectively. DD&A for the nine months ended September 30, 2017 and 2016 was $11.3 million and $7.5 million, and DD&A per BOE of production was $13.89 and $14.60, respectively. The decrease in DD&A expense per BOE of production is primarily the result of the increase of the Partnership’s estimated reserves compared to the purchase price in conjunction with Acquisitions No. 2 and No. 3, combined with a change in estimated reserves.

Index

Management Fees

Fees and expenses incurred under the Management Agreement with the Partnership’s former manager for the nine months ended September 30, 2016 were $0.9 million. The Management Agreement was terminated in April 2016.

General and Administrative Costs

General and administrative costs for the three months ended September 30, 2017 and 2016 were $0.3 million and $0.3 million, respectively. General and administrative costs for the nine months ended September 30, 2017 and 2016 were $1.1 million and $1.0 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Interest Expense

Interest expense, net, for the three months ended September 30, 2017 and 2016 was $0.1 million and $1.9 million, respectively. Interest expense, net, for the nine months ended September 30, 2017 and 2016 was $0.5 million and $6.1 million, respectively. The primary component of Interest Expense, net, during the three and nine months ended September 30, 2017 was interest expense on the notes payable executed in conjunction with Acquisitions No. 2 and No. 3.

During the first three quarters of 2016, Interest expense, net, included (a) nine months of interest expense on the $97.5 million seller note related to Acquisition No. 1 (the note was paid in full in September 2016), (b) nine months of amortization of the mark-to-market adjustment on the $97.5 million seller note; and (c) accretion of the Partnership’s deferred purchase price and contingent consideration liabilities incurred with Acquisition No. 1.

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

The following table reconciles the Partnership’s GAAP net income (loss) to EBITDAX for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$1,280,559	$(1,511,146)	$5,888,034	$(5,962,985)
Interest expense, net	106,767	1,938,958	480,495	6,119,320
Depreciation, depletion, amortization and accretion	4,058,852	2,426,415	11,295,441	7,519,677
Exploration expenses	-	-	-	-
EBITDAX	$5,446,178	$2,854,227	$17,663,970	$7,676,012

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in April 2017, the Partnership’s principal source of liquidity are cash on hand and the cash flow generated from properties the Partnership has acquired. The Partnership anticipates that cash on hand and cash flow from operations will be adequate to meet its anticipated liquidity requirements. In addition, the Partnership may borrow funds to pay operating expenses, make distributions, refinance outstanding debt or for other capital needs of the Partnership. The Partnership is pursuing a credit facility to provide additional liquidity for capital needs and other corporate working capital requirements. However, there can be no assurance the Partnership will enter into a credit facility.

Index

Financing

As part of the financing for Acquisition No. 2 on January 11, 2017, the Partnership executed a note in favor of the sellers in the original principal amount of $40.0 million. The Partnership paid the $40.0 million promissory note, which bore interest at 5%, in full on February 23, 2017.

As part of the financing for Acquisition No. 3, the Partnership executed a promissory note in favor of the sellers in the original principal amount of $33.0 million. During July 2017, the Partnership and the sellers executed a first amendment to the note (“Amended Note”), which extended the maturity date to June 29, 2018 (“Extended Maturity Date”) provided the Partnership meets certain terms and conditions of the Amended Note, including making a $2.0 million payment on the outstanding principal balance. The $2.0 million payment was made by the Partnership on July 31, 2017. The Amended Note continues to bear interest at 5% per annum with interest due on the last business day of each month until the Extended Maturity Date. In addition to the $2.0 million payment and interest payments on the outstanding principal balance of the Seller Note, the Partnership is required to make principal payments of $100,000 on the last business day of each remaining month in 2017 (August through December), and principal payments of the lesser of $1,000,000 or the remaining balance on the last business day of each month in 2018 up to the Extended Maturity Date (January through June). There is no penalty for prepayment of the Amended Note. Payment of the Amended Note continues to be secured by a mortgage and liens on the Additional Interest in the Sanish Field Assets in customary form. If the Partnership sells any of its owned property, the Partnership is required to make a principal payment equal to 100% of the net proceeds of such sale until the principal amount of the Seller Note is paid in full.

At September 30, 2017, the outstanding balance on the note was $6.0 million.

The Partnership anticipates refinancing the Amended Note or using cash on hand and cash flow from operations to repay the remaining note balance. If the Partnership cannot repay the note, it may be in default and be required to reduce distributions.

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

Distributions

For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $18.6 million, respectively. For the three and nine months ended September 30, 2016, the Partnership paid distributions of $0.375891 and $1.050959 per common unit, or $2.8 million and $6.5 million, respectively. The Partnership generated $15.6 million in cash flow from operations for the nine months ended September 30, 2017.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $0.9 million and $1.7 million in capital expenditures for the three and nine months ended September 30, 2017, respectively. The Partnership incurred approximately $0.4 million and $1.5 million in capital expenditures for the three and nine months ended September 30, 2016, respectively.

Index
In October 2017, the Partnership elected to participate in the drilling and completion of two new wells at an estimated total cost to the Partnership of approximately $1.4 million. It is anticipated these two new wells will be completed by December 2017. The Partnership has also received proposals for the drilling and completion of four additional wells, to be started in late 2017 and completed in the first quarter of 2018, at an estimated total cost to the Partnership of approximately $5.6 million. Currently, the Partnership plans to participate in drilling and completion of these four additional wells. Therefore, planned capital expenditures for the fourth quarter of 2017 are approximately $3.5 to $4.0 million, which includes the two new wells, a portion of the costs to drill the four additional wells and other capital costs incurred to rework certain wells to maintain production levels.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2018. As a result, the capital expenditure plan for 2018 has the flexibility to adjust based upon the commodity price environment, which the Partnership continues to monitor to ensure any new wells are cost beneficial. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2017, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In October 2017, an affiliate of the General Partner provided approximately $0.4 million in short-term working capital to the Partnership. The Partnership repaid the $0.4 million to the affiliate of the General Partner in November 2017.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Not applicable.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description
2.6
Interest Purchase Agreement dated March 8, 2017 among Energy 11 Operating Company, LLC, Kaiser Acquisition and Development – Whiting, LLC, and Kaiser Acquisition and Development, LLC and George B. Kaiser. (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed March 10, 2017)

10.4
Secured Promissory Note dated March 31, 2017 executed by Energy 11 Operating Company, LLC in favor of Kaiser-Francis Management Company, L.L.C. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed March 31, 2017)

10.5
First Amendment dated July 21, 2017 to Secured Promissory Note dated March 31, 2017 between Energy 11 Operating Company, LLC and Kaiser-Francis Management Company, L.L.C. (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 11, 2017)

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
101
The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: November 3, 2017