Form 10-Q
period 2018-06-30
Energy 11, L.P.
filed 2018-08-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$368,239	$11,090,846
Oil, natural gas and natural gas liquids revenue receivable	7,964,100	6,219,193
Other current assets	123,521	162,930
Total Current Assets	8,455,860	17,472,969

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $33,124,792 and $24,934,190, respectively	320,340,296	321,766,616
Total Assets	$328,796,156	$339,239,585

Liabilities
Accounts payable and accrued expenses	$4,101,647	$2,733,131
Derivative liability	2,499,493	1,026,965
Total Current Liabilities	6,601,140	3,760,096

Revolving credit facility	13,000,000	20,000,000
Asset retirement obligations	1,260,473	1,226,879
Total Liabilities	20,861,613	24,986,975

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	307,936,270	314,254,337
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	307,934,543	314,252,610

Total Liabilities and Partners’ Equity	$328,796,156	$339,239,585

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Oil, natural gas and natural gas liquids revenues	$13,423,322	$10,208,740	$26,491,056	$20,350,006

Operating costs and expenses
Production expenses	2,686,814	2,835,463	5,621,480	5,567,317
Production taxes	1,216,887	873,266	2,292,012	1,730,999
General and administrative expenses	316,657	332,157	698,273	833,898
Depreciation, depletion, amortization and accretion	4,256,426	3,980,331	8,224,196	7,236,589
Total operating costs and expenses	8,476,784	8,021,217	16,835,961	15,368,803

Operating income	4,946,538	2,187,523	9,655,095	4,981,203

Loss on derivatives	(1,741,824)	-	(2,904,079)	-
Interest expense, net	(169,790)	(201,119)	(390,647)	(373,728)
Total other expense, net	(1,911,614)	(201,119)	(3,294,726)	(373,728)

Net income	$3,034,924	$1,986,404	$6,360,369	$4,607,475

Basic and diluted net income per common unit	$0.16	$0.11	$0.34	$0.27

Weighted average common units outstanding - basic and diluted	18,973,474	18,650,582	18,973,474	17,237,933

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flow from operating activities:
Net income	$6,360,369	$4,607,475

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	8,224,196	7,236,589
Loss on mark-to-market of derivatives	1,472,529	-
Non-cash expenses, net	22,551	47,158

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(1,744,907)	(2,781,754)
Other current assets	18,704	38,221
Accounts payable and accrued expenses	586,220	438,238

Net cash flow provided by operating activities	14,939,662	9,585,927

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(98,236,644)
Additions to oil and natural gas properties	(5,981,988)	(446,109)

Net cash flow used in investing activities	(5,981,988)	(98,682,753)

Cash flow from financing activities:
Cash paid for loan costs	(1,845)	-
Payments on revolving credit facility	(7,000,000)	-
Net proceeds from issuance of common units	-	82,511,695
Distributions paid to limited partners	(12,678,436)	(11,988,167)
Payments on note payable	-	(64,500,000)

Net cash flow provided by (used in) financing activities	(19,680,281)	6,023,528

Decrease in cash and cash equivalents	(10,722,607)	(83,073,298)
Cash and cash equivalents, beginning of period	11,090,846	86,800,596

Cash and cash equivalents, end of period	$368,239	$3,727,298

Interest paid	$390,818	$346,575

Supplemental non-cash information:
Note payable assumed in Acquisition No. 2	-	40,000,000
Note payable assumed in Acquisition No. 3	-	33,000,000

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2018

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

As of June 30, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 220 currently producing wells, 1 well currently being completed and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2017 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2018 and 2017. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Index

Impact of Topic 606 Adoption

In accordance with Topic 606, the Partnership completed a detailed review of its revenue contracts, which represent all of the Partnership’s revenue, including oil, natural gas and natural gas liquids sales, to determine the effect of the new standard for the three and six months ended June 30, 2018. The Partnership did not record a change to its opening retained earnings as of January 1, 2018, as there was no material change to the timing or pattern of revenue recognition due to the adoption of Topic 606. The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. Settlement receipts for sales of oil, natural gas and natural gas liquids may not be received for two to three months after the date production is delivered by the operator, and as a result, the Partnership is required to estimate the amount of production delivered by the operator and the price that will be received for the sale of the product. The Partnership records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the operator. Historically, differences between the Partnership’s revenue estimates and actual revenue received have not been significant.

The following table disaggregates the Partnership’s revenue that is summarized as “Oil, natural gas and natural gas liquids revenues” on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Oil revenues	$12,158,838	$8,540,261	$22,803,531	$16,983,475
Natural gas revenues	551,859	840,958	1,484,857	1,511,240
Natural gas liquids revenues	712,625	827,521	2,202,668	1,855,291
	$13,423,322	$10,208,740	$26,491,056	$20,350,006

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Partnership expects to adopt this standard as of January 1, 2019. Although the Partnership has not yet identified any material impact, the Partnership is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

Index

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

The following unaudited pro forma financial information for the three- and six-month periods ended June 30, 2017 has been prepared as if Acquisitions No. 2 and No. 3 of the Sanish Field Assets had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical Statements of Operations of the Partnership and the historical information provided by the sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions of the Sanish Field Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Revenues	$10,208,740	$22,657,376
Net income	$1,785,988	$4,691,135

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis Petroleum, Inc. (NYSE: OAS). The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above are estimated to be approximately $7.3 million, including approximately $2.0 million and $6.0 million in the three and six months ended June 30, 2018, respectively.

Note 4.  Debt

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was 4.94%.

The Credit Facility is available to provide additional liquidity for capital investments, including the completion of the wells described in “Note 3. Oil and Gas Investments,” and other corporate working capital requirements. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

The Partnership was in compliance with the applicable covenants at June 30, 2018.

Index

As of June 30, 2018, the outstanding balance on the Credit Facility was $13.0 million, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2018	2017
Balance as of January 1	$1,226,879	$70,623
Liabilities incurred - Acquisition No. 2	-	781,628
Liabilities incurred - Acquisition No. 3	-	289,827
Revisions	-	28,866
Accretion expense	33,594	27,138
Balance as of June 30	$1,260,473	$1,198,082

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

●	Level 1: Quoted prices in active markets for identical assets
●

Level 2: Significant other observable inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, either directly or indirectly, for substantially the full term of the financial instrument

●	Level 3: Significant unobservable inputs

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and six months ended June 30, 2018 and 2017, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership did not have any financial assets and liabilities that were accounted for at fair value as of June 30, 2017, except for those instruments discussed below in “Fair Value of Other Financial Instruments.” The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018.

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$-	$-
Commodity derivatives - current liabilities	-	(2,499,493)	-
Total	$-	$(2,499,493)	$-

Index

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet in Derivative liability at June 30, 2018. See additional detail in Note 7. Risk Management.

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

At June 30, 2018 and December 31, 2017, the Partnership’s costless collar derivative instruments were in a net loss position; therefore, the current Derivative liability on the consolidated balance sheets was approximately $2.5 million and $1.0 million, respectively, which approximated fair value. The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a total net loss on its derivative instruments of approximately $1.7 million for the three months ended June 30, 2018, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $0.9 million of losses the Partnerships recognized on settled derivatives during the period and (ii) $0.8 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership recognized a total net loss on its derivative instruments of approximately $2.9 million for the six months ended June 30, 2018, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $1.4 million of losses the Partnerships recognized on settled derivatives during the period and (ii) $1.5 million of a mark-to-market loss incurred on derivative instruments outstanding at period end.

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

The following table presents settlements on matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash losses below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Settlements on matured derivatives	$(957,972)	$(1,431,550)
Loss on mark-to-market of derivatives	(783,852)	(1,472,529)
Loss on derivatives	$(1,741,824)	$(2,904,079)

Index

The Partnership’s derivative contracts are costless collars, which are used to establish floor and ceiling prices on future anticipated oil production. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts are settled monthly. The follow table reflects the open costless collar agreements as of June 30, 2018.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at June 30, 2018
07/01/18 - 12/31/18	NYMEX	141,000	$52.00 / 57.05	$(1,943,274)
07/01/18 - 12/31/18	NYMEX	18,000	$55.00 / 61.35	(176,360)
07/01/18 - 12/31/18	NYMEX	18,000	$55.00 / 62.25	(162,578)
07/01/18 - 12/31/18	NYMEX	18,000	$56.00 / 65.25	(118,161)
07/01/18 - 12/31/18	NYMEX	18,000	$58.00 / 66.50	(99,120)
				$(2,499,493)

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

Note 8.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, and the General Partner received Incentive Distribution Rights (defined below).

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

●

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

●

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

Index

For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.369041 and $0.668219 per common unit, or $7.0 million and $12.7 million, respectively. For the three and six months ended June 30, 2017, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.5 million and $12.0 million, respectively.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The difference between any distribution and an annualized return of seven percent based on the Net Investment Amount is required to be paid before final Payout occurs as defined above. As of June 30, 2018, the accumulated unpaid distributions totaled $0.064383 per common unit, or approximately $1.2 million.

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

For the three and six months ended June 30, 2018, approximately $59,000 and $130,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2018, approximately $59,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and six months ended June 30, 2017, approximately $88,000 and $170,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and six months ended June 30, 2018 and 2017, the Partnership paid $25,611 and $51,222 to the affiliate of the General Partner.

The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and six months ended June 30, 2018, approximately $64,000 and $110,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed by ER12. At June 30, 2018, the approximately $64,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets.

In November 2017, ER12 engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting ER12 through closing and post-closing on the purchase of certain oil and gas properties in North Dakota. REI is owned by entities that are controlled by Mr. Keating and Mr. Mallick and has engaged Mr. Merritt to support its operations. With the fees received from ER12 for advisory and consulting services on the November-dated acquisition, REI paid certain personnel utilized by the Partnership, including Mr. Merritt, an aggregate total of $500,000. In June 2018, ER12 entered into a purchase agreement to acquire additional interests in the oil and gas properties in North Dakota and has re-engaged REI to perform advisory and consulting services, including supporting ER12 through closing, financing and post-closing of the June-dated acquisition.

Note 10.  Subsequent Events

In July 2018, the Partnership declared and paid $2.4 million, or $0.127397 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and the following:

●

that the Partnership’s strategy of acquiring oil and gas properties on attractive terms and developing those properties may not be successful or that the Partnership’s operations on properties acquired may not be successful;

●	general economic, market, or business conditions;
●	changes in laws or regulations;
●	the risk that the wells in which the Partnership acquires an interest are productive, but do not produce enough revenue to return the investment made;
●

the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;

●

current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling activities in a timely manner and on terms that are consistent with what the Partnership projects;

●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of the Partnership’s production will not be effective.

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

Index

As of June 30, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 220 currently producing wells, 1 well currently being completed and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), a publicly traded oil and gas company and one of the largest producers in the basin.

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

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis Petroleum, Inc. (NYSE: OAS). The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above are estimated to be approximately $7.3 million, including approximately $2.0 million and $6.0 million in the three and six months ended June 30, 2018, respectively.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change, and may continue to be in the future. In 2017, monthly average oil prices (based on daily settlements of monthly contracts traded on the NYMEX) ranged from a low of $45.18 per barrel in June 2017 to a high of $57.88 in December 2017. The monthly average of $69.98 per barrel of oil in May 2018 represented the highest monthly average since November 2014.

From January 1, 2017 through December 31, 2017, monthly averages for natural gas prices stabilized between approximately $2.81 per MMBtu (December 2017) and $3.30 per MMBtu (January 2017). For the three and six months ended June 30, 2018, the average daily price for natural gas was $2.85 and $2.96.

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

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average market closing prices (1)
Oil (per Bbl)	$67.91	$48.15	$65.46	$49.95
Natural gas (per Mcf)	$2.85	$3.08	$2.96	$3.05

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The Partnership closed on its first purchase (original approximate 11% working interest) of the Sanish Field Assets in December 2015, then completed its second purchase (approximate additional 11% working interest) and its third purchase (additional approximate 4-5% working interest) of the Sanish Field Assets on January 11, 2017 and March 31, 2017, respectively. The comparability of operating results for the six months ended June 30, 2018 and 2017 are impacted by these transactions. The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,					Six Months Ended June 30,
	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change
Total revenues	$13,423,322	100.0%	$10,208,740	100.0%	31.5%	$26,491,056	100.0%	$20,350,006	100.0%	30.2%
Production expenses	2,686,814	20.0%	2,835,463	27.8%	-5.2%	5,621,480	21.2%	5,567,317	27.4%	1.0%
Production taxes	1,216,887	9.1%	873,266	8.6%	39.3%	2,292,012	8.7%	1,730,999	8.5%	32.4%
Depreciation, depletion, amortization and accretion	4,256,426	31.7%	3,980,331	39.0%	6.9%	8,224,196	31.0%	7,236,589	35.6%	13.6%
General, administration and other expense	316,657	2.4%	332,157	3.3%	-4.7%	698,273	2.6%	833,898	4.1%	-16.3%

Sold production (BOE):
Oil	204,065		198,883		2.6%	393,853		383,464		2.7%
Natural gas	30,397		43,255		-29.7%	69,779		74,679		-6.6%
Natural gas liquids	29,731		35,928		-17.2%	69,090		70,151		-1.5%
Total	264,193		278,066		-5.0%	532,722		528,294		0.8%

Average sales price per unit:
Oil (per Bbl)	$59.58		$42.94		38.8%	$57.90		$44.29		30.7%
Natural gas (per Mcf)	3.03		3.24		-6.5%	3.55		3.37		5.3%
Natural gas liquids (per Bbl)	23.97		23.03		4.1%	31.88		26.45		20.5%
Combined (per BOE)	50.81		36.71		38.4%	49.73		38.52		29.1%

Average unit cost per BOE:
Production expenses	10.17		10.20		-0.3%	10.55		10.54		0.1%
Production taxes	4.61		3.14		46.7%	4.30		3.28		31.3%
Depreciation, depletion, amortization and accretion	16.11		14.31		12.6%	15.44		13.70		12.7%

Capital expenditures	$2,170,854		$557,115			$6,764,282		$732,697

Index

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $13.4 million. Revenues for the sale of crude oil were $12.2 million, which resulted in a realized price of $59.58 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $3.03 per Mcf. Revenues for the sale of NGLs were $0.7 million, which resulted in a realized price of $23.97 per BOE of sold production. For the three months ended June 30, 2017, revenues for oil, natural gas and NGL sales were $10.2 million. Revenues for the sale of crude oil were $8.5 million, which resulted in a realized price of $42.94 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $3.24 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $23.03 per BOE of sold production. During the second quarter of 2018, a customer shut down its gas plant for maintenance, which directly contributed to a decline in natural gas and NGL sales. The facility closure was temporary, and the Partnership does not anticipate any further impact.

For the six months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $26.5 million. Revenues for the sale of crude oil were $22.8 million, which resulted in a realized price of $57.90 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.55 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $31.88 per BOE of sold production. For the six months ended June 30, 2017, revenues for oil, natural gas and NGL sales were $20.4 million. Revenues for the sale of crude oil were $17.0 million, which resulted in a realized price of $44.29 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.37 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $26.45 per BOE of sold production.

The Partnership benefited from increases in commodity prices for oil, natural gas and NGLs during the first half of 2018, as market prices during the first half of 2018 were higher than prices in the first half of 2017. The Partnership offset a portion of the natural decline in its production volumes in the second quarter of 2018 as five of the six new wells discussed above began producing. Production for the Sanish Field Assets was approximately 3,080 BOE and 3,030 BOE per day for the three and six months ended June 30, 2018. If the Partnership had completed Acquisitions 2 and 3 effective January 1, 2017, the Partnership estimates production for the Sanish Field Assets would have been approximately 3,230 BOE per day for the six months ended June 30, 2017. As noted above, sold production of the Partnership’s natural gas and NGLs declined in the second quarter of 2018 due to a customer’s gas plant being temporarily shut down for maintenance.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership was able to partially offset natural production declines with the completion of the five wells discussed above. However, if the Partnership or its operators are unable or it is not cost beneficial to invest in existing wells or develop new wells, production will decline.

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

For the three months ended June 30, 2018 and 2017, production expenses were $2.7 million and $2.8 million, respectively, and production expenses per BOE of sold production were $10.17 and $10.20, respectively. For the six months ended June 30, 2018 and 2017, production expenses were $5.6 million in each period, respectively, and production expenses per BOE of sold production were $10.55 and $10.54, respectively. The Partnership anticipates production expenses may increase in the third quarter of 2018 due to (i) specific well workovers performed by the operator to return wells near recently completed wells to full production and (ii) the operator may complete certain well repair and maintenance in warmer spring and summer months in North Dakota.

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

Index

The production tax on gas is subject to a price index change on July 1 of each calendar year. The rate applicable for the first half of 2017 was $0.0601 per Mcf, while the rate effective from July 1, 2017 to June 30, 2018, was $0.0555 per Mcf. The new rate, which became effective on July 1, 2018 and will run through June 30, 2019, is $0.0705 per Mcf.

Production taxes for the three months ended June 30, 2018 and 2017 were $1.2 million (9.1% of revenue) and $0.9 million (8.6% of revenue), respectively. Production taxes for the six months ended June 30, 2018 and 2017 were $2.3 million (8.7% of revenue) and $1.7 million (8.5% of revenue), respectively.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2018 and 2017 was $4.3 million and $4.0 million, and DD&A per BOE of sold production was $16.11 and $14.31, respectively. DD&A for the six months ended June 30, 2018 and 2017 was $8.2 million and $7.2 million, and DD&A per BOE of sold production was $15.44 and $13.70, respectively. As noted above, sold production of the Partnership’s natural gas and NGLs declined in the second quarter of 2018 due to a customer’s gas plant being temporarily shut down for maintenance. As a result of the facility shutdown, a portion of the Partnership’s produced natural gas and NGL was flared. DD&A per BOE of production for the three and six months ended June 30, 2018 was $15.20 and $14.99.

The increase in 2018 DD&A expense per BOE of production compared to 2017 DD&A expense per BOE of production is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves resulting from changes in the future drill schedule along with the Partnership’s investment in new wells.

General and Administrative Costs

General and administrative costs for the three months ended June 30, 2018 and 2017 was $0.3 million in each period. General and administrative costs for the six months ended June 30, 2018 and 2017 were $0.7 million and $0.8 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The year-to-date decline is primarily due to the cost sharing agreement discussed below.

Loss on Derivatives

In December 2017, January 2018 and March 2018, the Partnership entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated 2018 oil production. The Partnership’s loss on derivative instruments for the three months ended June 30, 2018 was $1.7 million. The loss is comprised of (i) $0.9 million of losses on settled derivatives during the period, and (ii) $0.8 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $0.9 million represented 111,000 barrels of produced oil, resulting in a loss of $8.63 per barrel of oil.

The Partnership’s loss on derivative instruments for the six months ended June 30, 2018 was $2.9 million. The loss is comprised of (i) $1.4 million of losses on settled derivatives during the period, and (ii) $1.5 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $1.4 million represented 216,000 barrels of produced oil, resulting in a loss of $6.63 per barrel of oil.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s 2018 oil production.

	Costless Collar Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
2018	213,000	53.35 / 59.34

Index

Interest Expense

Interest expense, net, for the three months ended June 30, 2018 and 2017 was $0.2 million in each period. Interest expense, net, for the six months ended June 30, 2018 and 2017 was $0.4 million in each period. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2018 was interest expense on the Credit Facility, described below, while the primary component during the three- and six-month periods ended June 30, 2017 was interest expense on the notes payable executed in conjunction with Acquisitions No. 2 and No. 3.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income	$3,034,924	$1,986,404	$6,360,369	$4,607,475
Interest expense, net	169,790	201,119	390,647	373,728
Depreciation, depletion, amortization and accretion	4,256,426	3,980,331	8,224,196	7,236,589
Exploration expenses	-	-	-	-
Non-cash loss on mark-to-market of derivatives	783,852	-	1,472,529	-
Adjusted EBITDAX	$8,244,992	$6,167,854	$16,447,741	$12,217,792

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in April 2017, the Partnership’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Partnership has acquired and availability under the Partnership’s revolving credit facility, discussed below. The Partnership anticipates that cash on hand, cash flow from operations and availability under the credit facility will be adequate to meet its anticipated liquidity requirements for at least the next 12 months, including the funding of the capital expenditures discussed above to complete the one well still in progress.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was 4.94%.

Index

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

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

The Partnership was in compliance with the applicable covenants at June 30, 2018.

At June 30, 2018, the outstanding balance on the Credit Facility was $13.0 million.

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

Distributions

For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.369041 and $0.668219 per common unit, or $7.0 million and $12.7 million, respectively. For the three and six months ended June 30, 2017, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.5 million and $12.0 million, respectively. The Partnership generated $14.9 million and $9.6 million, respectively, in cash flow from operations for the six months ended June 30, 2018 and 2017.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The difference between any distribution and an annualized return of seven percent based on the Net Investment Amount is required to be paid before final Payout occurs as defined above. As of June 30, 2018, the accumulated unpaid distributions totaled $0.064383 per common unit, or approximately $1.2 million. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Oil and Natural Gas Properties

The Partnership incurred approximately $2.2 million and $6.8 million in capital expenditures for the three and six months ended June 30, 2018, respectively. The Partnership incurred approximately $0.6 million and $0.7 million in capital expenditures for the three and six months ended June 30, 2017, respectively. The Partnership expects to invest approximately $1.0 to $3.0 million in capital expenditures during the remainder of 2018.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2018, the Partnership declared and paid $2.4 million, or $0.127397 per outstanding common unit, in distributions to its holders of common units.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: August 13, 2018