Form 10-Q
period 2018-09-30
Energy 11, L.P.
filed 2018-11-02
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55615

Energy 11, L.P.

(Exact name of registrant as specified in its charter)

Delaware	46-3070515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the Partnership had 18,973,474 common units outstanding.

Index

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$1,067,725	$11,090,846
Oil, natural gas and natural gas liquids revenue receivable	8,857,375	6,219,193
Other current assets	239,644	162,930
Total Current Assets	10,164,744	17,472,969

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $37,589,707 and $24,934,190, respectively	316,315,999	321,766,616
Total Assets	$326,480,743	$339,239,585

Liabilities
Accounts payable and accrued expenses	$3,515,177	$2,733,131
Derivative liability	1,437,732	1,026,965
Total Current Liabilities	4,952,909	3,760,096

Revolving credit facility	13,800,000	20,000,000
Asset retirement obligations	1,277,270	1,226,879
Total Liabilities	20,030,179	24,986,975

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	306,452,291	314,254,337
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	306,450,564	314,252,610

Total Liabilities and Partners’ Equity	$326,480,743	$339,239,585

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues
Oil	$13,600,381	$8,044,196	$36,403,912	$25,027,671
Natural gas	748,818	701,681	2,233,675	2,212,921
Natural gas liquids	1,339,689	972,119	3,542,357	2,827,410
Total revenue	15,688,888	9,717,996	42,179,944	30,068,002

Operating costs and expenses
Production expenses	2,914,785	3,163,269	8,536,265	8,730,586
Production taxes	1,365,925	818,455	3,657,937	2,549,454
General and administrative expenses	343,955	290,094	1,042,228	1,123,992
Depreciation, depletion, amortization and accretion	4,481,712	4,058,852	12,705,908	11,295,441
Total operating costs and expenses	9,106,377	8,330,670	25,942,338	23,699,473

Operating income	6,582,511	1,387,326	16,237,606	6,368,529

Loss on derivatives	(38,921)	-	(2,943,000)	-
Interest expense, net	(183,480)	(106,767)	(574,127)	(480,495)
Total other expense, net	(222,401)	(106,767)	(3,517,127)	(480,495)

Net income	$6,360,110	$1,280,559	$12,720,479	$5,888,034

Basic and diluted net income per common unit	$0.34	$0.07	$0.67	$0.33

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	17,822,804

See notes to consolidated financial statements.

Index

Energy 11, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash flow from operating activities:
Net income	$12,720,479	$5,888,034

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	12,705,908	11,295,441
Loss on mark-to-market of derivatives	410,768	-
Non-cash expenses, net	33,749	71,128

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,638,182)	(2,752,079)
Other current assets	(108,618)	(85,529)
Accounts payable and accrued expenses	837,721	1,178,839

Net cash flow provided by operating activities	23,961,825	15,595,834

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(98,250,130)
Additions to oil and natural gas properties	(7,260,576)	(1,301,065)

Net cash flow used in investing activities	(7,260,576)	(99,551,195)

Cash flow from financing activities:
Cash paid for loan costs	(1,845)	-
Net payments on revolving credit facility	(6,200,000)	-
Net proceeds related to issuance of units	-	82,510,325
Distributions paid to limited partners	(20,522,525)	(18,610,687)
Payments on note payable	-	(66,700,000)

Net cash flow used in financing activities	(26,724,370)	(2,800,362)

Decrease in cash and cash equivalents	(10,023,121)	(86,755,723)
Cash and cash equivalents, beginning of period	11,090,846	86,800,596

Cash and cash equivalents, end of period	$1,067,725	$44,873

Interest paid	$564,701	$433,013

Supplemental non-cash information:
Note payable assumed in Acquisition No. 2	-	40,000,000
Note payable assumed in Acquisition No. 3	-	33,000,000
Decrease in note payable, settlement of pre-close activity	-	292,644

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2018

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

As of September 30, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum North America, LLC (“Oasis”), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2017 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2018 and 2017. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Index

Impact of Topic 606 Adoption

In accordance with Topic 606, the Partnership completed a detailed review of its revenue contracts, which represent all of the Partnership’s revenue, including oil, natural gas and natural gas liquids sales, to determine the effect of the new standard for the three and nine months ended September 30, 2018. The Partnership did not record a change to its opening retained earnings as of January 1, 2018, as there was no material change to the timing or pattern of revenue recognition due to the adoption of Topic 606. The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. Settlement receipts for sales of oil, natural gas and natural gas liquids may not be received for two to three months after the date production is delivered by the operator, and as a result, the Partnership is required to estimate the amount of production delivered by the operator and the price that will be received for the sale of the product. The Partnership records the differences between estimates and the actual amounts received for product sales in the month that payment is received from the operator. Historically, differences between the Partnership’s revenue estimates and actual revenue received have not been significant.

The Partnership disaggregates its revenue on the face of the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

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

Index

The following unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2017 has been prepared as if Acquisitions No. 2 and No. 3 of the Sanish Field Assets had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical Statements of Operations of the Partnership and the historical information provided by the sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions of the Sanish Field Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)
Revenues	$9,717,996	$32,413,448
Net income	$1,517,198	$6,210,488

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis. The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above were approximately $7.8 million, including approximately $0.5 million and $6.5 million in the three and nine months ended September 30, 2018, respectively.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At September 30, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was 5.07%.

The Credit Facility is available to provide additional liquidity for capital investments and other corporate working capital requirements. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

Index

The Partnership was in compliance with the applicable covenants at September 30, 2018.

As of September 30, 2018, the outstanding balance on the Credit Facility was $13.8 million, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2018	2017
Balance as of January 1	$1,226,879	$70,623
Liabilities incurred - Acquisition No. 2	-	781,628
Liabilities incurred - Acquisition No. 3	-	289,827
Revisions	-	28,866
Accretion expense	50,391	43,104
Balance as of September 30	$1,277,270	$1,214,048

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2018 and 2017, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership did not have any financial assets and liabilities that were accounted for at fair value as of September 30, 2017, except for those instruments discussed below in “Fair Value of Other Financial Instruments.” The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018.

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$-	$-
Commodity derivatives - current liabilities	-	(1,437,732)	-
Total	$-	$(1,437,732)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet in Derivative liability at September 30, 2018. See additional detail in Note 7. Risk Management.

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

At September 30, 2018 and December 31, 2017, the Partnership’s costless collar derivative instruments were in a net loss position; therefore, the current Derivative liability on the consolidated balance sheets was approximately $1.4 million and $1.0 million, respectively, which approximated fair value. The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a total net loss on its derivative instruments of approximately $40,000 for the three months ended September 30, 2018, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $1.10 million of losses the Partnerships recognized on settled derivatives during the period, offset by (ii) $1.06 million of a mark-to-market gain on derivative instruments outstanding at period end. The Partnership recognized a total net loss on its derivative instruments of approximately $2.9 million for the nine months ended September 30, 2018, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $2.5 million of losses the Partnerships recognized on settled derivatives during the period and (ii) $0.4 million of a mark-to-market loss incurred on derivative instruments outstanding at period end.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Settlements on matured derivatives	$(1,100,682)	$(2,532,232)
Gain (loss) on mark-to-market of derivatives	1,061,761	(410,768)
Loss on derivatives	$(38,921)	$(2,943,000)

The Partnership’s derivative contracts are costless collars, which are used to establish floor and ceiling prices on future anticipated oil production. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts are settled monthly. The following table reflects the open costless collar agreements as of September 30, 2018.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at September 30, 2018
10/01/18 - 12/31/18	NYMEX	69,000	52.00 / 57.05	$(1,098,657)
10/01/18 - 12/31/18	NYMEX	9,000	55.00 / 61.35	$(105,620)
10/01/18 - 12/31/18	NYMEX	9,000	55.00 / 62.25	$(97,966)
10/01/18 - 12/31/18	NYMEX	9,000	56.00 / 65.25	$(72,819)
10/01/18 - 12/31/18	NYMEX	9,000	58.00 / 66.50	$(62,670)
				$(1,437,732)

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

Index

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

For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.413424 and $1.081643 per common unit, or $7.8 million and $20.5 million, respectively. For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $18.6 million, respectively.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The accumulated unpaid distributions, measured as the difference between an annualized return of six percent (starting with the November 29, 2017 distribution) and the restoration of the annualized return of seven percent (starting with the April 26, 2018 distribution), totaled $0.084383 per common unit, or approximately $1.6 million. As of September 30, 2018, the Partnership has paid the $1.6 million in accumulated unpaid distributions.

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

For the three and nine months ended September 30, 2018, approximately $58,000 and $188,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2018, approximately $58,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and nine months ended September 30, 2017, approximately $72,000 and $242,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Index

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

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and nine months ended September 30, 2018 and 2017, the Partnership paid $25,611 and $76,833 to the affiliate of the General Partner.

The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and nine months ended September 30, 2018, approximately $64,000 and $175,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed by ER12. At September 30, 2018, the approximately $64,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets.

In November 2017, ER12 engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting ER12 through closing and post-closing on ER12’s first purchase of certain oil and gas properties in North Dakota. In June 2018, ER12 re-engaged REI to perform advisory and consulting services, including supporting ER12 through closing, financing and post-closing of ER12’s second purchase of certain oil and gas properties in North Dakota. REI is owned by entities that are controlled by Mr. Keating and Mr. Mallick and has engaged Mr. Merritt to support its operations. With the fees received from ER12 for advisory and consulting services, REI paid certain personnel utilized by the Partnership, including Mr. Merritt, an aggregate total of $500,000.

Note 10. Subsequent Events

In October 2018, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

As of September 30, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two publicly traded oil and gas companies and two of the largest producers in the basin.

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

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis. The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above were approximately $7.8 million, including approximately $0.8 million and $6.5 million in the three and nine months ended September 30, 2018, respectively.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change, and may continue to be in the future. In 2017, monthly average oil prices (based on daily settlements of monthly contracts traded on the NYMEX) ranged from a low of $45.18 per barrel in June 2017 to a high of $57.88 in December 2017. The monthly average of $70.98 per barrel of oil in July 2018 represented the highest monthly average since November 2014.

From January 1, 2017 through December 31, 2017, monthly averages for natural gas prices stabilized between approximately $2.81 per MMBtu (December 2017) and $3.30 per MMBtu (January 2017). For the three and nine months ended September 30, 2018, the average daily price for natural gas was $2.93 and $2.94.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average market closing prices (1)
Oil (per Bbl)	$69.57	$48.20	$66.85	$49.36
Natural gas (per MMBtu)	$2.93	$2.95	$2.94	$3.01

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The Partnership closed on its first purchase (original approximate 11% working interest) of the Sanish Field Assets in December 2015, then completed its second purchase (approximate additional 11% working interest) and its third purchase (additional approximate 4-5% working interest) of the Sanish Field Assets on January 11, 2017 and March 31, 2017, respectively. The comparability of operating results for the nine months ended September 30, 2018 and 2017 are impacted by these transactions. The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change
Total revenues	$15,688,888	100.0%	$9,717,996	100.0%	61.4%	$42,179,944	100.0%	$30,068,002	100.0%	40.3%
Production expenses	2,914,785	18.6%	3,163,269	32.6%	-7.9%	8,536,265	20.2%	8,730,586	29.0%	-2.2%
Production taxes	1,365,925	8.7%	818,455	8.4%	66.9%	3,657,937	8.7%	2,549,454	8.5%	43.5%
Depreciation, depletion, amortization and accretion	4,481,712	28.6%	4,058,852	41.8%	10.4%	12,705,908	30.1%	11,295,441	37.6%	12.5%
General, administration and other expense	343,955	2.2%	290,094	3.0%	18.6%	1,042,228	2.5%	1,123,992	3.7%	-7.3%

Sold production (BOE):
Oil	218,368		198,298		10.1%	612,220		581,762		5.2%
Natural gas	39,889		40,050		-0.4%	109,669		114,729		-4.4%
Natural gas liquids	40,293		46,326		-13.0%	109,383		116,477		-6.1%
Total	298,550		284,674		4.9%	831,272		812,968		2.3%

Average sales price per unit:
Oil (per Bbl)	$62.28		$40.57		53.5%	$59.46		$43.02		38.2%
Natural gas (per Mcf)	3.13		2.92		7.2%	3.39		3.21		5.6%
Natural gas liquids (per Bbl)	33.25		20.98		58.5%	32.38		24.27		33.4%
Combined (per BOE)	52.55		34.14		53.9%	50.74		36.99		37.2%

Average unit cost per BOE:
Production expenses	9.76		11.11		-12.1%	10.27		10.74		-4.4%
Production taxes	4.58		2.88		59.0%	4.40		3.14		40.1%
Depreciation, depletion, amortization and accretion	15.01		14.26		5.3%	15.28		13.89		10.0%

Capital expenditures	$440,618		$946,947			$7,204,900		$1,679,644

Index

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2018, revenues for oil, natural gas and NGL sales were $15.7 million. Revenues for the sale of crude oil were $13.6 million, which resulted in a realized price of $62.28 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $3.13 per Mcf. Revenues for the sale of NGLs were $1.3 million, which resulted in a realized price of $33.25 per BOE of sold production. For the three months ended September 30, 2017, revenues for oil, natural gas and NGL sales were $9.7 million. Revenues for the sale of crude oil were $8.0 million, which resulted in a realized price of $40.57 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $2.92 per Mcf. Revenues for the sale of NGLs were $1.0 million, which resulted in a realized price of $20.98 per BOE of production.

For the nine months ended September 30, 2018, revenues for oil, natural gas and NGL sales were $42.2 million. Revenues for the sale of crude oil were $36.4 million, which resulted in a realized price of $59.46 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $3.39 per Mcf. Revenues for the sale of NGLs were $3.5 million, which resulted in a realized price of $32.38 per BOE of sold production. For the nine months ended September 30, 2017, revenues for oil, natural gas and NGL sales were $30.1 million. Revenues for the sale of crude oil were $25.0 million, which resulted in a realized price of $43.02 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $3.21 per Mcf. Revenues for the sale of NGLs were $2.8 million, which resulted in a realized price of $24.27 per BOE of production.

The Partnership benefited from increases in commodity prices for oil and NGLs during the first three quarters of 2018, as market prices during the first nine months of 2018 were higher than prices in the first nine months of 2017. The Partnership offset a portion of the natural decline in its production volumes in the third quarter of 2018 as the six new wells discussed above were all producing by July 2018. Production for the Sanish Field Assets was approximately 3,245 BOE and 3,103 BOE per day for the three and nine months ended September 30, 2018. Production for the Sanish Field Assets was approximately 3,094 BOE per day for the three months ended September 30, 2017. If the Partnership had completed Acquisitions 2 and 3 effective January 1, 2017, the Partnership estimates production for the Sanish Field Assets would have been approximately 3,184 BOE per day for the nine months ended September 30, 2017.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership was able to partially offset natural production declines with the completion of the six wells discussed above. However, if the Partnership or its operators are unable or it is not cost beneficial to invest in existing wells or develop new wells, production will decline.

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

For the three months ended September 30, 2018 and 2017, production expenses were $2.9 million and $3.2 million, respectively, and production expenses per BOE of sold production were $9.76 and $11.11, respectively. For the nine months ended September 30, 2018 and 2017, production expenses were $8.5 million and $8.7 million, respectively, and production expenses per BOE of sold production were $10.27 and $10.74, respectively. In the third quarter of 2017, a portion of the Partnership’s wells required significant rework in an effort to increase production. Comparable workover expenses were lower in the third quarter of 2018. The Partnership also benefitted from lower lease operating expenses during the third quarter of 2018 as compared to the third quarter of 2017, and as a result combined with an increase in production, production expenses per BOE of sold production for the three and nine months ended September 30, 2018 declined in comparison to the same periods of 2017.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Production taxes for the three months ended September 30, 2018 and 2017 were $1.4 million (8.7% of revenue) and $0.8 million (8.4% of revenue), respectively. Production taxes for the nine months ended September 30, 2018 and 2017 were $3.7 million (8.7% of revenue) and $2.5 million (8.5% of revenue), respectively.

Index

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2018 and 2017 was $4.5 million and $4.1 million, and DD&A per BOE of sold production was $15.01 and $14.26, respectively. DD&A for the nine months ended September 30, 2018 and 2017 was $12.7 million and $11.3 million, and DD&A per BOE of sold production was $15.28 and $13.89, respectively. Sold production of the Partnership’s natural gas and NGLs declined in the second quarter of 2018 due to a customer’s gas plant being temporarily shut down for maintenance. As a result of the facility shutdown, a portion of the Partnership’s produced natural gas and NGL was flared. DD&A per BOE of production, including the flared natural gas and NGL, for the nine months ended September 30, 2018 was $15.00.

The increase in 2018 DD&A expense per BOE of production compared to 2017 DD&A expense per BOE of production is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves resulting from changes in the future drill schedule along with the Partnership’s investment in new wells, partially offset by production volume increases in the third quarter of 2018.

General and Administrative Costs

General and administrative costs for the three months ended September 30, 2018 and 2017 was $0.3 million for both periods, respectively. General and administrative costs for the nine months ended September 30, 2018 and 2017 were $1.0 million and $1.1 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The year-to-date decline is primarily due to the cost sharing agreement discussed below.

Loss on Derivatives

In December 2017, January 2018 and March 2018, the Partnership entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated 2018 oil production. The Partnership’s loss on derivative instruments for the three months ended September 30, 2018 was approximately $40,000. The loss is comprised of (i) $1.10 million of losses on settled derivatives during the period, offset by (ii) $1.06 million of a mark-to-market gain on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $1.1 million represented 108,000 barrels of produced oil, resulting in a loss of $10.19 per barrel of oil.

The Partnership’s loss on derivative instruments for the nine months ended September 30, 2018 was $2.9 million. The loss is comprised of (i) $2.5 million of losses on settled derivatives during the period, and (ii) $0.4 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $2.5 million represented 324,000 barrels of produced oil, resulting in a loss of $7.82 per barrel of oil.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s 2018 oil production.

	Costless Collar Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
2018	105,000	53.37 / 59.38

Interest Expense

Interest expense, net, for the three months ended September 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. Interest expense, net, for the nine months ended September 30, 2018 and 2017 was $0.6 million and $0.5 million, respectively. The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2018 was interest expense on the Credit Facility, described below, while the primary component during the three- and nine-month periods ended September 30, 2017 was interest expense on the notes payable executed in conjunction with Acquisitions No. 2 and No. 3.

Index

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operator.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income	$6,360,110	$1,280,559	$12,720,479	$5,888,034
Interest expense, net	183,480	106,767	574,127	480,495
Depreciation, depletion, amortization and accretion	4,481,712	4,058,852	12,705,908	11,295,441
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(1,061,761)	-	410,768	-
Adjusted EBITDAX	$9,963,541	$5,446,178	$26,411,282	$17,663,970

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in April 2017, the Partnership’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Partnership has acquired and availability under the Partnership’s revolving credit facility, discussed below. The Partnership anticipates that cash on hand, cash flow from operations and availability under the credit facility will be adequate to meet its anticipated liquidity requirements for at least the next 12 months, including completing the funding of the capital expenditures discussed above.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At September 30, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was 5.07%.

The Credit Facility is available to provide additional liquidity for capital investments and other corporate working capital requirements. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells.

Index

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

The Partnership was in compliance with the applicable covenants at September 30, 2018.

At September 30, 2018, the outstanding balance on the Credit Facility was $13.8 million.

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

Distributions

For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.413424 and $1.081643 per common unit, or $7.8 million and $20.5 million, respectively. For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $18.6 million, respectively. The Partnership generated $24.0 million and $15.6 million, respectively, in cash flow from operations for the nine months ended September 30, 2018 and 2017.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The accumulated unpaid distributions, measured as the difference between an annualized return of six percent (starting with the November 29, 2017 distribution) and the restoration of the annualized return of seven percent (starting with the April 26, 2018 distribution), totaled $0.084383 per common unit, or approximately $1.6 million. As of September 30, 2018, the Partnership has paid the $1.6 million in accumulated unpaid distributions.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Oil and Natural Gas Properties

The Partnership incurred approximately $0.4 million and $7.2 million in capital expenditures for the three and nine months ended September 30, 2018, respectively. The Partnership incurred approximately $0.9 million and $1.7 million in capital expenditures for the three and nine months ended September 30, 2017, respectively. The Partnership expects to invest approximately $0.5 to $1.0 million in capital expenditures during the remainder of 2018.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2018 and 2019. Current estimated capital expenditures could be significantly different from amounts actually invested.

Index

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, cash on hand and availability under the Credit Facility. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2018, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: November 2, 2018