Form 10-K
period 2018-12-31
Energy 11, L.P.
filed 2019-03-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2018 was $0.

As of March 12, 2019, the Partnership had 18,973,474 common units outstanding.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•

that the Partnership’s strategy of acquiring oil and gas properties on attractive terms and developing those properties may not be successful or that the Partnership’s operations on such properties may not be successful;

•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
•

the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;

•

current credit market conditions and the Partnership’s ability to obtain long-term financing for its property drilling activities in a timely manner and on terms that are consistent with what the Partnership projects when it invests in a property;

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

Overview

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

As of December 31, 2018, the Partnership owns an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

On December 18, 2015, the Partnership completed its first purchase in the Sanish field, acquiring an approximate 11% non-operated working interest in the Sanish Field Assets for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s then 216 existing producing wells and 150 of the Partnership’s then 253 future development locations in the Sanish Field Assets for approximately $52.4 million.

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

Market Update

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets.

In 2017, monthly average oil prices (based on daily settlements of monthly contracts traded on the NYMEX) ranged from a low of $45.20 per barrel in June 2017 to a high of $57.98 in December 2017. The monthly average of $70.98 per barrel of oil in July 2018 represented the highest monthly average since November 2014. However, as a result of several of the factors identified above, oil prices declined in November and December 2018, with December’s monthly average of $48.97 per barrel of oil being the lowest monthly average per barrel of oil since August 2017.

Monthly averages for natural gas prices stabilized in 2017 between approximately $2.81 per MMBtu (December 2017) and $3.30 per MMBtu (January 2017). Through the first three quarters of 2018, the monthly average price for natural gas was $2.94 per MMBtu. In November 2018, the monthly average price for natural gas was $4.09 per MMBtu, the highest monthly average since November 2014.

Index

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year Ended December 31,
	2018	2017

Sold production (BOE):
Oil	803,359	756,470
Natural gas	162,041	156,136
Natural gas liquids	157,957	161,845
Total	1,123,357	1,074,451

Average sales price per unit:
Oil (per Bbl)	$57.38	$44.31
Natural gas (per Mcf)	3.64	3.15
Natural gas liquids (per Bbl)	32.26	28.07
Combined (per BOE)	48.72	38.17

Average unit cost per BOE:
Production costs
Production expenses	10.51	11.20
Production taxes	3.98	3.17
Total production costs	14.49	14.37
Depreciation, depletion, amortization and accretion	14.19	14.04

Drilling Activity

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis. The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above were approximately $7.8 million, including approximately $6.5 million and $1.3 million in the years ended December 31, 2018 and 2017, respectively.

Aside from the wells discussed above, no other wells were started or completed in 2017 or 2018.

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

Regional Energy Investors, LP

In November 2017 and June 2018, Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States, engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting ER12 through closing and post-closing on the purchase of certain oil and gas properties in North Dakota. REI is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, Co-Chief Operating Officers of the General Partner. Glade M. Knight and David S. McKenney are the Chief Executive Officer and Chief Financial Officer, respectively, of the General Partner as well as the Chief Executive Officer and Chief Financial Officer, respectively, of Energy Resources 12 GP, LLC, the general partner of ER12. In December 2018, ER12’s engagement with REI was terminated, which extinguished any fees payable to REI upon a sale of ER12’s properties. In connection with the termination, entities controlled by Messrs. Keating and Mallick acquired a non-voting interest in the general partner of ER12 and a 50% interest in any distributions the ER12 general partner receives from its incentive distribution rights in ER12.

Index

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

See further discussion of transactions with related parties in Note 7 titled “Related Parties” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K.

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

For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million. For the year ended December 31, 2017, the Partnership paid distributions of $1.361643 per common unit or $24.6 million.

Index

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The accumulated unpaid distributions, measured as the difference between an annualized return of six percent (starting with the November 29, 2017 distribution) and the restoration of the annualized return of seven percent (starting with the April 26, 2018 distribution), totaled $0.084383 per common unit, or approximately $1.6 million. As of December 31, 2018, the Partnership had paid the $1.6 million in accumulated unpaid distributions.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2018:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
Proved Reserves (1)
Developed	9,195	12,334	2,134	13,385	$175,225
Undeveloped	10,362	10,707	1,853	14,000	129,660
Total Proved Reserves	19,557	23,041	3,987	27,385	$304,885

(1)

The Partnership’s proved reserves as of December 31, 2018 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $58.06 per barrel of oil, $0.24 per MMcf of natural gas and $21.63 per barrel of NGL. See “Note 8 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil or natural gas at December 31, 2018 are below the average calculated for 2018. Sustained lower prices will have a negative impact to the estimated quantities and present values of the Partnership’s reserves and may necessitate future write-downs.

Index

Proved Undeveloped Reserves

At December 31, 2018, the Partnership had proved undeveloped reserves (“PUDs”) of approximately 14,000 MBOE, or approximately 51% of total proved reserves. Total PUDs at December 31, 2017 were 11,199 MBOE.  The following table reflects the changes in PUDs during 2018:

MBOE
Proved undeveloped reserves, December 31, 2017	11,199
Revisions of previous estimates (1)	2,801
Conversion to proved developed reserves	-
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2018	14,000

(1)

Revisions to previous estimates increased the Partnership’s PUDs by a net amount of 2,801 MBOE. This revision was the result of 2,801 MBOE of upward adjustments attributable to changes in the future drill schedule. There were no adjustments related to well performance.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2018 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2018 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time, and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a bachelor of science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

Index

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2018:

	December 31, 2018
	Gross	Net
Oil wells:
Sanish Field	222	56.4

Of the total well count for 2018, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up.  At December 31, 2018, the Partnership had 221 currently producing wells and one shut-in well. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2018, all of which is located in the State of North Dakota in the United States:

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

Delivery Commitments

As of December 31, 2018, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

Index

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

Whiting, as the primary operator of Partnership’s properties, operates 98% of the Partnership’s wells and sold approximately 96% of the Partnership’s production on the Partnership’s behalf in 2018.

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

Competition

The oil and natural gas industry is highly competitive. The Partnership will encounter strong competition from independent oil and gas companies, master limited partnerships and from major oil and gas companies in contracting for drilling equipment and arranging the services of trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than the Partnership’s.

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

Index

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

Environmental, Health and Safety Matters and Regulation

The Partnership’s operations will be subject to stringent and complex federal, state and local laws and regulations that govern the oil and natural gas industry, as well as regulations that protect the environment from the discharge of materials into the environment.  These laws and regulations may, among other things:

●	require the acquisition of various permits before drilling commences;
●	require the installation of pollution control equipment in connection with operations;
●	place restrictions or regulations upon the use or disposal of the material utilized in the Partnership’s operations;
●	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;
●	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;
●	require remedial measures to mitigate or remediate pollution from former and ongoing operations, and may also require site restoration, pit closure and plugging of abandoned wells; and
●	require the expenditure of significant amounts in connection with worker health and safety.

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

Index

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

The Partnership may own producing properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances, wastes or hydrocarbons may have been released on or under the Partnership’s properties, or on or under other locations, including offsite locations, where such substances have been taken for disposal. In addition, some of the properties the Partnership has acquired may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under Partnership control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. In the future, the Partnership could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

In 2018, the EPA commenced an oil and gas extraction wastewater management study. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA intends to produce a white paper on the study in early 2019.

Safe Drinking Water Act and Hydraulic Fracturing

Many of the properties the Partnership owns will require additional drilling operations to fully develop the reserves attributable to the properties. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel).

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

If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where the Partnership owns properties that require additional drilling, the Partnership could incur substantial compliance costs and such requirements could adversely delay or restrict its ability to conduct fracturing activities on its assets. In December 2017, the Bureau of Land Management (“BLM”) rescinded its own rule from 2015 that would have required oil and gas companies to seek approval from BLM before conducting hydraulic fracturing operations on public lands and for companies to disclose the chemicals used in fracking fluid. However, the rescission of the rule is currently being challenged in federal court in California.

Toxic Substances Control Act and Hydraulic Fracturing

On August 4, 2011, Earthjustice and 114 other organizations petitioned the EPA under section 21 of the Toxic Substances Control Act (TSCA) to impose various requirements on E&P chemical substances and mixtures. In a letter dated November 2, 2011, the EPA informed petitioners that it denied the TSCA section 4 request and in a letter dated November 23, 2011, the EPA informed petitioners that it granted in part the TSCA petition and denied the TSCA petition in part. The EPA issued a notice seeking public comment on May 19, 2014; the comment period has not closed. This is part of the EPA’s general review of hydraulic fracturing.

Oil Pollution Act

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge on properties it owns, the Partnership may be liable for costs and damages.

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

Index

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. The EPA has made and could continue to make revisions to clarify these rules in response to stakeholder comments. These rules and any revised rules may require the installation of equipment to control emissions on producing properties the Partnership owns.

On June 3, 2016, the EPA expanded its regulatory coverage in the oil and gas industry with additional regulated equipment categories, and the addition of new rules limiting methane emissions from new or modified sites and equipment. The EPA attempted to suspend enforcement of the methane rule, but this action was challenged on appeal and was ruled improper. The EPA is reported to be considering rulemaking to rescind or revise the rule. In October 2018, the EPA issued a proposed rule to relax the new source performance standards that had instituted leak detection and repair requirements for methane from oil and gas sources. The proposal includes decreased frequency of well site monitoring, longer time periods for repairing leaks, and enhanced ability to satisfy federal requirements by complying with state fugitive emission requirements. The proposed rules have not yet been finalized.

In addition, in March 2018, the EPA proposed to withdraw “control technique guidelines” the EPA had previously issued to assist states in developing reasonably achievable control technology requirements for sources of volatile organic compounds. The Obama administration had originally issued these guidelines as part of its strategy to reduce methane emissions.

In November 2018, the EPA revised a previously stayed rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the Clean Air Act, an outcome that could result in costs and delays to the Partnership’s operations. However, this rule revival is being challenged in court.

On November 18, 2016, the BLM published a final rule, which became effective on January 17, 2017, that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. However, BLM issued a final rule in September 2018, that concluded that the costs the rule would impose would exceed the benefits it was expected to generate and therefore reduced certain compliance burdens deemed to be unnecessary, including requirements to write waste minimization plans, meet methane capture targets and use equipment that meets certain technical standards. BLM’s final rule is being challenged in court.

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

Index

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

Endangered Species Act

The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The Partnership’s operators may conduct operations on oil and natural gas leases that have species that are listed and species that could be listed as threatened or endangered under the act. The U.S. Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to use of the land and may materially delay or prohibit land access for oil and natural gas development. It also may adversely impact the value of the affected properties that the Partnership owns. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service was required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Partnership might conduct operations could result in limitations or prohibitions on its activities and could adversely impact the value of its leases.

In July 2018, the Fish and Wildlife Service proposed revisions to ESA regulations that somewhat loosen procedures for listing species, recovery, reclassifications and critical habitat designations. The proposal would remove the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The proposed rules could also further relax the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. The rules may be finalized by the middle of 2019.

OSHA and Other Laws and Regulation

The Partnership will be subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under the Title III of CERCLA and similar state statutes require that the Partnership organize and/or disclose information about hazardous materials used or produced in the Partnership’s operations.

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

Index

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. The drilling and production operations performed by the Partnership’s contracted operators will be subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which the Partnership operates also regulate one or more of the following:

●	the location of wells;
●	the method of drilling, completing and operating wells;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells;
●	the marketing, transportation and reporting of production;
●	notice to surface owners and other third parties; and
●	produced water and waste disposal.

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

In addition, a number of states, such as North Dakota where the Partnership’s properties are located, and some tribal nations have enacted surface damage statutes, or SDAs. These laws are designed to compensate for damage caused by oil and natural gas development operations. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and require specific payments by the operator to surface owners/users in connection with exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

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

The Mineral Leasing Act of 1920, or the Mineral Act, prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. The Partnership qualifies as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that the holders of the Partnership’s common units may be citizens of foreign countries and do not own their common units in a U.S. corporation or even if such interest is held through a U.S. corporation, their country of citizenship may be determined to be non–reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by us could be subject to cancellation based on such determination.

Index

Federal Regulation of Oil, Natural Gas and Natural Gas Liquids, including Regulation of Transportation

The availability, terms and cost of transportation service significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas are subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). The intrastate transportation, local distribution and retail sale of natural gas generally are subject to state regulation. FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

FERC regulates the rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines under the Natural Gas Act as well as under Section 311 of the Natural Gas Policy Act of 1978. FERC also authorizes the construction and operation of interstate natural gas pipelines under the Natural Gas Act (“NGA”).

Under FERC’s current regulatory regime, interstate natural gas transportation services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Among other things, the FERC-regulated tariffs, under which interstate pipelines provide such open-access transportation service, contain strict limits on the means by which a shipper releases its pipeline capacity to another potential shipper, which provisions include FERC’s “shipper-must-have-title” rule. Violations by a shipper (i.e., a pipeline customer) of FERC’s capacity release rules or shipper-must-have-title rule could subject a shipper to substantial penalties from FERC.

With respect to its review of applications for the construction and operation of interstate natural gas pipeline facilities under the NGA, FERC must comply with environmental review requirements of NEPA.

Wellhead natural gas sale prices are unregulated. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices. The Partnership cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the properties the Partnership owns.

Sales of the Partnership’s oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act (“ICA”). The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. In 2017, FERC issued a declaratory holding that certain arrangements between an oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the (higher) filed tariff rate, would violate the ICA. Rehearing of this order is pending before FERC.

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

Transportation of the Partnership’s oil, natural gas liquids and purity components (ethane, propane, butane, iso–butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations, including Emergency Orders by the FRA. Revisions to PHMSA gathering line regulations and liquids pipelines regulations could result in the Partnership incurring significant expenses.

Index

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. The U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, which are expected to increase significantly with the changes taking place in the Mexican government’s regulations of the energy sector in Mexico. FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-short LNG export terminals. From 2012 through the end of 2018, DOE authorized large-scale, long-term (20 years) exports of U.S.-produced LNG totaling 23.05 billion cubic feet of natural gas to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas. The DOE has continued to authorize LNG exports into 2019.

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

Moreover, as a result of entering into the Credit Facility in November 2017, the Partnership uses a portion of its cash flow to pay interest on and principal of this indebtedness when due, which will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

The General Partner is subject to conflicts of interest in operating the Partnership’s business. These conflicts include:

●

Conflicts caused by the incentive distribution rights held by the General Partner, which may cause it to conduct operations that are more risky to the Partnership, or to sell properties, in order to generate distributions from the incentive distribution rights;

●	Conflicts caused by the sale of properties to programs that have or may be formed by the General Partner and its affiliates in the future; and
●

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

Because the General Partner has discretion to determine the amount and timing of any distribution the Partnership may make, there is no guarantee that cash distributions will be paid by the Partnership in any amount or frequency even if its operations generate revenues.

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

●

compensation and fees paid to the General Partner and its affiliates as described above in “— Amounts paid to the General Partner regardless of success of the Partnership’s activities will reduce the cash available for distribution;”

●	repayment of borrowings;
●	drilling and completing new wells;
●	cost overruns on drilling, completion or operating activities;
●	remedial work to improve a well’s producing capability;
●	the acquisition of producing and non-producing oil and gas leasehold interests considered in the best interest of the Partnership by the General Partner;
●	uninsured losses from operational risks including liability for environmental damages;
●	direct costs and general and administrative expenses of the Partnership;
●	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or
●	indemnification of the General Partner and its affiliates by the Partnership for losses or liabilities incurred in connection with the Partnership’s activities.

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

The General Partner intends to limit the amount of borrowing to 50% of the Partnership’s total capitalization on an annual basis. However, the Partnership Agreement does not place any limitation on the amount of indebtedness that the General Partner may cause the Partnership to incur, and holders of common units will have no right to control or influence the amount of indebtedness the Partnership incurs. High levels of indebtedness may have adverse consequences for the Partnership, including:

●	Cash that would otherwise be available for distribution or to invest in the Partnership’s business will be used to pay interest on indebtedness;
●	Covenants in the indebtedness may restrict the Partnership’s ability to conduct its business, to make acquisitions or develop its assets and to make distributions; and
●	Default in the repayment of indebtedness could result in foreclosure on the Partnership’s assets, or require the Partnership to refinance indebtedness at higher costs.

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

●

neither the Partnership Agreement nor any other agreement requires affiliates of the General Partner to pursue a business strategy that favors the Partnership or to refer any business opportunity to the Partnership;

●

the General Partner determines the amount and timing of its asset purchases and sales, capital expenditures and borrowings, each of which can affect the amount of cash that is distributed to holders of the Partnership’s common units or used to service its debt obligations;

●	the General Partner controls the enforcement of obligations owed to the Partnership by the General Partner and its affiliates; and
●	the General Partner decides whether to retain separate counsel, accountants or others to perform services for the Partnership.

Index

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law and it plans to conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which the Partnership may do business. You could be liable for any and all of the Partnership’s obligations as if you were a general partner if:

●	a court or government agency determined that the Partnership were conducting business in a state but had not complied with that particular state’s partnership statute; or
●

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

Index

Risks Related to the Partnership’s Business

The Partnership has limited control over the activities on its properties.

At December 31, 2018, Whiting operates 98% of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Whiting, or the Partnership’s other operators, to adequately perform operations, breach the applicable agreements or failure to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Whiting and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Partnership may not have sufficient available cash each month to enable it to make cash distributions to the holders of common units. The amount of cash the Partnership can distribute on its common units principally depends upon the amount of cash the Partnership generates from its operations, which will fluctuate from month to month based on, among other things:

●	the amount of oil, natural gas and natural gas liquids the Partnership produces;
●	the prices at which the Partnership sells its production;
●	the Partnership’s ability to hedge commodity prices at economically attractive prices;
●	the level of the Partnership’s capital expenditures, including its costs to participate in wells;
●	the level of the Partnership’s operating and administrative costs including reimbursement to the General Partner; and
●	the level of the Partnership’s interest expense, which depends on the amount of its indebtedness and the interest payable thereon.

In addition, the actual amount of cash the Partnership will have available for distribution will depend on other factors, some of which are beyond the Partnership’s control, including:

●	the amount of cash reserves established by the General Partner for the proper conduct of the Partnership’s business and for capital expenditures, which may be substantial;
●	the cost of operations, infrastructure and drilling;
●	the Partnership’s debt service requirements and other liabilities;
●	fluctuations in the Partnership’s working capital needs;
●	the Partnership’s ability to borrow funds;
●	the timing and collectability of receivables; and
●	prevailing economic conditions.

As a result of these factors, the amount of cash the Partnership distributes to holders of its common units may fluctuate significantly from month to month.

Index

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

The Partnership’s revenue, profitability and cash flow depend upon the prices for oil, natural gas and other hydrocarbons. The prices the Partnership will receive for its production will be volatile and a drop in prices can significantly affect its financial results and adversely affect the Partnership’s ability to obtain credit, maintain its borrowing capacity and to repay indebtedness, all of which can affect the Partnership’s ability to pay distributions. Changes in prices have a significant impact on the value of the Partnership’s reserves and on its cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the Partnership’s control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons;
●	regulations which may prevent or limit the export of oil, natural gas and other hydrocarbons;
●	the amount of added production from development of unconventional natural gas reserves;
●	the price and quantity of foreign imports of oil, natural gas and other hydrocarbons;
●	the level of consumer product demand;
●	weather conditions and natural disasters;
●	the value of the U.S. dollar relative to the currencies of other countries;
●	overall domestic and global economic conditions;
●

political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, China and Russia, and acts of terrorism or sabotage;

●	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	technological advances affecting energy production and consumption;
●	domestic and foreign governmental regulations and taxation;
●	the impact of energy conservation efforts;
●	the proximity and capacity of oil, natural gas and other hydrocarbon pipelines and other transportation facilities to its production;
●	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;
●	price and availability of competitors’ supplies of oil and natural gas; and
●	the price and availability of alternative fuels.

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

Index

Because the Partnership will depend on the General Partner and its affiliates to conduct the Partnership’s operations, any adverse changes in the financial health of the General Partner could hinder the Partnership’s operating performance and ability to make distributions.

The Partnership depends on the General Partner and its affiliates and other third party operators for the development and operation of the Partnership’s properties. The General Partner has limited operating history. Any adverse changes in the financial condition of the General Partner or in the Partnership’s relationship with the General Partner or its officers and employees could hinder its or their ability to successfully manage the Partnership’s operations.

Any adverse changes in the financial health of ER12 could hinder the Partnership’s operating performance and ability to make distributions.

The Partnership and ER12 signed a cost sharing agreement in January 2018 that gives ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The Partnership and ER12 evenly split these shared costs. If the financial health of ER12 deteriorates or if ER12 has a liquidating event and ceases its operations, the Partnership would be solely responsible for all expenses under the cost sharing agreement, which may reduce the Partnership’s operating results and its ability to make distributions to common unitholders.

Property interests that the Partnership has purchased or of which the Partnership participates in the development may not produce as projected and the Partnership may be unable to realize reserve potential, which could adversely affect the Partnership’s cash available for distribution.

The Partnership’s completed acquisitions and any decision to participate in the development of a property the Partnership owns required or will require an assessment of recoverable reserves, title, future oil, natural gas and natural gas liquids prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Reserve estimates may be prepared by the operators or third parties for the operators of properties. The Partnership has engaged and may engage its own third-party petroleum engineers to review such reserve estimate reports and provide the Partnership with an independent assessment of the reserve estimates. The process of estimating oil and gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors such as future oil and gas prices, drilling and operating expenses, capital expenditures, taxes and the availability of funds, all of which can be difficult to predict with accuracy. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact the Partnership’s financial conditions and results of operations and its ability to make cash distributions to holders of its common units and service its debt obligations.

Additional potential risks at the acquisition date and those related to development include, among other things:

●	incorrect assumptions regarding the future prices of oil, natural gas and other hydrocarbons or the future operating or development costs of properties;
●	incorrect estimates of the reserves and projected development results attributable to a property we own;
●	drilling, operating and other cost overruns;
●	an inability to integrate successfully the properties the Partnership has acquired;
●	the assumption of liabilities;
●	the diversion of management’s attention from other business concerns; and
●	losses of key employees.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The operators of the properties the Partnership owns will routinely use hydraulic fracturing techniques in most drilling and completion programs. In past legislative sessions, legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing using materials other than diesel under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process; this legislation has not passed. At the state and local levels, some jurisdictions have adopted, and others are considering adopting, requirements that could impose more stringent permitting, public disclosure of fracturing chemicals or well construction requirements on hydraulic fracturing activities, as well as bans on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

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

Index

The Partnership’s hedging transactions will expose it to counterparty credit risk.

In 2018, the Partnership engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership may also engage in hedging transaction in future periods. Hedging transactions will expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, its ability to negate the risk may be limited depending upon market conditions.

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

Index

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

Some of the Partnership’s hydrocarbon purchasers may experience severe financial problems that may have a significant impact on their creditworthiness. The Partnership cannot provide assurance that one or more of its hydrocarbon purchasers will not default on their obligations to the Partnership or that such a default or defaults will not have a material adverse effect on the Partnership’s business, financial position, future results of operations or future cash flows. Furthermore, the bankruptcy of one or more of the Partnership’s hydrocarbon purchasers, or some other similar proceeding or liquidity constraint, might make it unlikely that the Partnership would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such purchasers to reduce or curtail their future purchase of the Partnership’s production and services, which could have a material adverse effect on the Partnership’s results of operations and financial condition.

Index

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

The Partnership’s drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including:

●	unexpected drilling or operating conditions;
●	facility or equipment failure or accidents;
●	shortages or delays in the availability of drilling rigs and equipment and in hiring qualified personnel;
●	adverse weather conditions;
●	shortages of water required for hydraulic fracturing or other operations;
●	compliance with environmental and governmental requirements;
●	reductions in oil or gas prices;
●	proximity to and capacity of transportation and processing facilities;
●	title problems;
●	encountering abnormal pressures or unusual, unexpected or irregular geological formations;
●	pipeline ruptures;
●	fires, blowouts, craterings and explosions; and
●	uncontrollable flows of oil or natural gas or well fluids.

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

The Partnership’s business activities are subject to operational risks, including:

●	damages to equipment caused by natural disasters such as earthquakes, adverse weather conditions, including tornadoes, hurricanes, drought and flooding;
●	unexpected formations and pressures;
●	facility or equipment malfunctions;

Index

●	pipeline ruptures or spills;
●	fires, blowouts, craterings and explosions;
●	release of toxic gasses;
●	uncontrollable flows of oil or natural gas or well fluids; and
●	surface fluid spills, saltwater contamination, and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives.

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

The Partnership may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

●	the Clean Air Act, or the CAA, and comparable state laws and regulations that impose obligations related to emissions of air pollutants;
●	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated water;
●	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from the Partnership’s facilities;
●

the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by the Partnership or at locations to which the Partnership has sent waste for disposal;

●	the Safe Drinking Water Act and state or local laws and regulations related to underground injection (including hydraulic fracturing);
●	the Endangered Species Act and comparable state and local laws and regulations which protect endangered and threatened species and the ecosystems on which they depend;
●

the National Environmental Policy Act and comparable state statutes which ensure that environmental issues are adequately addressed in decisions involving major governmental actions (including the leasing of government land);

●	the Toxic Substances Control Act and comparable state statutes which regulate the manufacture, use, distribution and disposal of chemical substances;
●	the Oil Pollution Act, or OPA, which subject responsible parties to liability for removal costs and damages arising from an oil spill in waters of the U.S.; and
●

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

Index

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting the Partnership’s operations.

The Partnership’s business is subject to complex and stringent laws and regulations governing the acquisition, development, operation, production and marketing of oil and gas, taxation, safety matters and the discharge of materials into the environment. In order to conduct the Partnership’s operations in compliance with these laws and regulations, the operator(s) of the Partnership’s properties must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on the Partnership’s ability to develop its properties, and receipt of drilling permits with onerous conditions could increase the Partnership’s compliance costs. In addition, regulations regarding resource conservation practices and the protection of correlative rights affect the Partnership’s operations by limiting the quantity of oil, natural gas and natural gas liquids the Partnership may produce and sell.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to our operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. Although some of these requirements may ease under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

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

Index

Significant physical effects of climatic change have the potential to damage the Partnership’s facilities, disrupt the Partnership’s production activities and cause the Partnership to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, the operations that the Partnership plans to engage in may be adversely affected. Potential adverse effects could include damages to the Partnership’s facilities from powerful winds or rising waters in low lying areas, disruption of the Partnership’s production activities either because of climate-related damages to the Partnership’s facilities or the Partnership’s costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on the Partnership’s financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom the Partnership has a business relationship. The Partnership may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. Should drought conditions occur, the Partnership’s ability to obtain water in sufficient quality and quantity could be impacted and in turn, the Partnership’s ability to perform hydraulic fracturing operations could be restricted or made more costly.

The Partnership expects to be subject to regulation under New Source Performance Standards, or NSPS, and National Emissions Standards for Hazardous Air Pollutants, or NESHAP programs, which could result in increased operating costs.

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also established specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. The EPA has issued new rules limiting methane emissions from new or modified oil and gas sources. The rules amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes. In addition, the EPA had announced plans to begin work on regulations to regulate methane emissions from existing oil and gas sources. These rules and any revised rules may require the installation of equipment to control emissions on the Partnership’s producing properties or could require the Partnership to obtain permits for such operations. Although some of these requirements may ease under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

The Partnership and the operators of its properties may encounter obstacles to marketing the Partnership’s share of oil, natural gas and other hydrocarbons, which could adversely impact the Partnership’s revenues.

The marketability of the Partnership’s production will depend upon numerous factors beyond the Partnership’s control, including the availability and capacity of natural gas gathering systems, pipelines and other transportation and processing facilities that the Partnership expects to be owned by third parties. Transportation space on the gathering systems and pipelines the Partnership expects to utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. The Partnership’s access to transportation and processing options and the marketing of the Partnership’s production can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, as well as the other risks discussed above. The availability of markets is beyond the Partnership’s control. If market factors dramatically change, the impact on the Partnership’s revenues could be substantial and could adversely affect the Partnership’s ability to produce and market oil, natural gas and natural gas liquids, the value of the Partnership’s common units and the Partnership’s ability to pay distributions on the Partnership’s common units and service the Partnership’s debt obligations.

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

The Partnership’s properties may require the Partnership to dispose of saltwater gathered from its operations pursuant to permits issued to the Partnership by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities.

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

Index

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

●

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that the Partnership’s independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of the Partnership’s chief executive officer; and

●

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation.

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

Index

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

If the IRS makes audit adjustments to the Partnership’s income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership. To the extent possible under the new rules, the General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Partnership is eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although the General Partner may elect to have unitholders take such audit adjustment into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, the Partnership’s current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in the Partnership during the tax year under audit. If, as a result of any such audit adjustment, the Partnership is required to make payments of taxes, penalties and interest, cash available for distribution to unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Index

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

Investment in common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, much of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs, will be unrelated business taxable income and will be taxable to them. Similarly, much of the Partnership’s income allocable to non-U.S. persons will constitute effectively connected U.S. trade or business income, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income. As a result, distributions to a non-U.S. person will be subject to withholding at the highest applicable effective tax rate and a non-U.S. person who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. person should consult a tax advisor before investing in our common units.

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

Holders of common units may be subject to a limit on the ability to deduct interest expense incurred by the Partnership

In general, the Partnership is entitled to a deduction for interest paid or accrued on indebtedness properly allocable to the Partnership’s trade or business during its taxable year. However, for taxable years beginning after December 31, 2017, the Partnership’s deduction for “business interest” is limited to the sum of the Partnership’s business interest income and 30% of “adjusted taxable income.” For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. The amount of the Partnership’s interest expense deductible by any holder of common units may also be limited based upon such limited partner’s individual circumstance.

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2018, there were approximately 19.0 million common units outstanding. As of March 12, 2019, the common units were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, on January 23, 2019, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2018 of $16.55 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2018. The developed per common unit value range is $14.72 - $18.74. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/18
(Unaudited)
Estimated fair value of oil and gas properties	$319,870
Estimated fair value of cash and cash equivalents	3,685
Estimated fair value of other assets and liabilities, net	4,232
Estimated fair value of outstanding debt	(13,800)
Estimated fair value of equity	$313,987

Common units outstanding	18,973

Estimated value per common unit	$16.55

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2018. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2018. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2018. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2018 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

●	a limited partner would be able to resell his or her common units at this estimated value;
●

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

●	the Partnership’s common units would trade at a price equal to or greater than the estimated value per common unit if they were listed on a national securities exchange;
●

the methodology used to estimate the value per common unit would be acceptable to FINRA or for compliance with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or

●	any or all of the assumptions used in estimating the value per common unit will prove to be accurate or complete.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

●

NYMEX oil strip pricing as of January 17, 2019, which ranges from $53.66 per barrel to $52.16 per barrel as of January 17, 2019 to December 31, 2023, and an increase of 3% thereafter with price cap at $100.00 per barrel

●

NYMEX gas strip pricing as of January 17, 2019, which ranges from $2.97 per Mcf to $2.66 per Mcf as of January 17, 2019 to December 31, 2023, and an increase of 3% thereafter with price cap of $6.00 per Mcf

●	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
o	$7.50 per barrel of oil
o	$2.86 per Mcf of natural gas
o	Natural gas liquids (NGL) determined using 33.0% of oil price
o	Natural gas shrink of 29.66%
o	NGL yield of 121.73 barrel per MMcf of wet gas
●	Discount rate – 10.0%
●	Risk adjustments to calculated present value
o	Proved developed producing (PDP) assets – 5.0%
o	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
o	Proved undeveloped (PROB) assets to be drilled between five and ten years – 20.0%
o	Proved undeveloped (POSS) assets to be drilled after ten years – 25.0%
●

Average well expenses estimated to scale down from $25,000 per well per month in year 1 after well completion to $7,500 per well per month in year 13, then held constant at $6,800 per well per month starting in year 14 through end of well life

Index

●	Capital expenditures to drill and complete future development locations estimated at $7.6 million per well

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

●	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.83 per common unit, all other assumptions remaining the same;
●	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $2.19 per common unit, all other assumptions remaining the same;
●

An increase in the average NYMEX oil strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $0.59 per common unit, all other assumptions remaining the same;

●

A decrease in the average NYMEX oil strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $0.57 per common unit, all other assumptions remaining the same;

●

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.97 per common unit, all other assumptions remaining the same; and

●

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.97 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2018 and 2017, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

Incentive Distribution Rights and Contingent Incentive Fee

The General Partner received the Incentive Distribution Rights upon closing of the minimum offering in August 2015. Under the agreement with the Dealer Manager, the Dealer Manager will be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold in the Partnership’s offering, the total contingent fee is approximately $15.0 million. The Partnership will not make any distributions with respect to the Incentive Distribution Rights or the contingent, incentive payments to the Dealer Manager, until Payout occurs, as described below.

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

Index

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

For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million. For the year ended December 31, 2017, the Partnership paid distributions of $1.361643 per common unit or $24.6 million.

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

As of December 31, 2018, the Partnership owns an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

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

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis. The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above were approximately $7.8 million, including approximately $6.5 million and $1.3 million in the years ended December 31, 2018 and 2017, respectively.

Index

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change, and may continue to be in the future. In 2017, monthly average oil prices (based on daily settlements of monthly contracts traded on the NYMEX) ranged from a low of $45.20 per barrel in June 2017 to a high of $57.98 in December 2017. The monthly average of $70.98 per barrel of oil in July 2018 represented the highest monthly average since November 2014. However, as a result of several of the factors discussed below, oil prices declined in November and December 2018, with December’s monthly average of $48.97 per barrel of oil being the lowest monthly average per barrel of oil since August 2017.

Monthly averages for natural gas prices stabilized in 2017 between approximately $2.81 per MMBtu (December 2017) and $3.30 per MMBtu (January 2017). Through the first three quarters of 2018, the monthly average price for natural gas was $2.94 per MMBtu. In November 2018, the monthly average price for natural gas was $4.09 per MMBtu, the highest monthly average since November 2014.

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

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Average market closing prices (1)
Oil (per Bbl)	$64.95	$50.92
Natural gas (per Mcf)	$3.15	$2.99

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing producing wells and drill new wells on existing leasehold sites like the six wells discussed above.

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2018 and 2017. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $58.06 per barrel of oil, $0.24 per MMcf of natural gas and $21.63 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2017 were $51.34 per barrel of oil and $2.98 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2017 were $44.84 per barrel of oil, $0.12 per MMcf of natural gas and $16.94 per barrel of NGL.

Results of Operations for Years 2018 and 2017

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

Index

The Partnership closed on its first purchase (original approximate 11% working interest) of the Sanish Field Assets in December 2015, then completed its second purchase (approximate additional 11% working interest) and its third purchase (additional approximate 4-5% working interest) of the Sanish Field Assets on January 11, 2017 and March 31, 2017, respectively. The comparability of operating results for the years ended December 31, 2018 and 2017 are impacted by these transactions. The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change
Total revenues	$54,732,228	100.0%	$41,012,740	100.0%	33.5%
Production expenses	11,809,688	21.6%	12,034,976	29.3%	-1.9%
Production taxes	4,467,500	8.2%	3,406,171	8.3%	31.2%
Depreciation, depletion, amortization and accretion	15,939,376	29.1%	15,084,504	36.8%	5.7%
General, administration and other expense	1,365,142	2.5%	909,326	2.2%	50.1%

Sold production (BOE):
Oil	803,359		756,470		6.2%
Natural gas	162,041		156,136		3.8%
Natural gas liquids	157,957		161,845		-2.4%
Total	1,123,357		1,074,451		4.6%

Average sales price per unit:
Oil (per Bbl)	$57.38		$44.31		29.5%
Natural gas (per Mcf)	3.64		3.15		15.6%
Natural gas liquids (per Bbl)	32.26		28.07		14.9%
Combined (per BOE)	48.72		38.17		27.6%

Average unit cost per BOE:
Production expenses	10.51		11.20		-6.1%
Production taxes	3.98		3.17		25.4%
Depreciation, depletion, amortization and accretion	14.19		14.04		1.1%

Capital expenditures	$7,222,557		$3,182,406

Oil, Natural Gas and NGL Sales

For the years ended December 31, 2018 and 2017, revenues for oil, natural gas and NGL sales were $54.7 million and $41.0 million, respectively. Revenues for the sale of oil were $46.1 million and $33.5 million, which resulted in realized prices of $57.38 and $44.31 per barrel, respectively. Revenues for the sale of natural gas were $3.5 million and $3.0 million, which resulted in realized prices of $3.64 and $3.15 per Mcf, respectively. Revenues for the sale of NGL were $5.1 million and $4.5 million, which resulted in realized prices of $32.26 and $28.07 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2018 were approximately $50.71 per barrel of oil, $4.16 per Mcf of natural gas and $31.96 per BOE of NGL, compared to fourth quarter of 2017 prices of approximately $48.58 per barrel of oil, $2.98 per Mcf of natural gas and $37.82 per BOE of NGL.

The Partnership benefitted from increases in commodity prices, specifically for oil and NGLs during the year ended December 31, 2018, in comparison to the year ended December 31, 2017. The Partnership also benefitted from new production generated by the six new wells completed during 2018, which partially offset the natural decline in production volumes over a well life. Production for the Sanish Field Assets was approximately 3,175 BOE per day for the fourth quarter of 2018 and approximately 3,121 BOE for the year ended December 31, 2018. If the Partnership had completed Acquisitions 2 and 3 effective January 1, 2017, the Partnership estimates production for the Sanish Field Assets would have been approximately 3,097 BOE per day for the year ended December 31, 2017.

Production is dependent on the investment in existing wells and the development of new wells. If the Partnership or its operator is unable or it is not cost beneficial to invest in existing wells or develop new wells, production will continue to decline. Although dependent upon its operators to develop new wells or invest in existing wells, the Partnership does expect Whiting to begin drilling new wells on the Partnership’s acreage in 2019. The Partnership has not yet received any authorization for expenditures; however, Whiting has represented to the Partnership via its planned drilling schedule that Whiting anticipates drilling approximately 10 to 20 new wells in 2019 on the Partnership’s acreage, with an anticipated investment by the Partnership ranging from approximately $30 to $40 million.

Index

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

For the years ended December 31, 2018 and 2017, production expenses were $11.8 million and $12.0 million, respectively, and production expenses per BOE of sold production were $10.51 and $11.20, respectively. The decrease per BOE for the year ended December 31, 2018 compared to the year ended December 31, 2017 is due primarily to (a) higher sold production volumes in 2018 and (b) a portion of the Partnership’s wells required significant rework during 2017 in an effort to increase production; comparable workover expenses were lower in 2018. Production expenses for the fourth quarters of 2018 and 2017 were $3.3 million in each period, respectively, and production expenses per BOE of production were $11.21 and $12.64, respectively.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the years ended December 31, 2018 and 2017 were $4.5 million (8% of revenue) and $3.4 million (8% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil based on current rates as a percentage of sale price. Production taxes for the fourth quarters of 2018 and 2017 were $0.8 million (6% of revenue) and $0.9 million (8% of revenue), respectively.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2018 and 2017 was $15.9 million and $15.1 million, and DD&A per BOE of sold production was $14.19 and $14.04, respectively. Sold production of the Partnership’s natural gas and NGLs declined in the second quarter of 2018 due to a customer’s gas plant being temporarily shut down for maintenance. As a result of the facility shutdown, a portion of the Partnership’s produced natural gas and NGL was flared. DD&A per BOE of production, including the flared natural gas and NGL, for the year ended December 31, 2018 was $13.99.

General, Administrative and Other Expense

General and administrative costs for the years ended December 31, 2018 and 2017 were $1.4 million and $0.9 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees, acquisition costs as well as the Partnership’s management fees due to the Partnership’s former manager (2017 only).

General and administrative expenses for the twelve months ended December 31, 2018 exceeded those for the comparable period of December 31, 2017 primarily due to the Partnership benefitting in 2017 from a reduction in estimated fees and reimbursable costs associated with the former manager’s services provided in 2016. Actual costs were less than estimated and in 2017, the Partnership recorded a reduction of approximately $0.6 million of the former manager fees and reimbursable costs. The Partnership terminated its agreement with the former manager in April 2016. When removing the impact of the reduction of former manager fees in 2017, the Partnership’s general and administrative costs have decreased for the year ended December 31, 2018 in comparison to those costs for the year ended December 31, 2017 due to the Partnership’s cost-sharing agreement with Energy Resources 12, L.P. The cost-sharing agreement is discussed further in Note 7. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Index

Derivative Instruments

In December 2017, January 2018 and March 2018, the Partnership entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated 2018 oil production. The Partnership’s loss on derivative instruments for the years ended December 31, 2018 and 2017 was approximately $1.7 million and $1.0 million. The 2018 loss was comprised of (i) $2.8 million of losses on settled derivatives during the year, offset by the Partnership’s reversal of the $1.0 million mark-to-market loss recognized in December 2017 on derivative instruments outstanding at December 31, 2017. The Partnership’s recognized losses on settled derivatives of $2.8 million represented 429,000 barrels of produced oil, resulting in a loss of $6.46 per barrel of oil. The 2017 loss of $1.0 million represented the Partnership’s mark-to-market of its outstanding 2018 derivative contracts, which were in a loss position, at December 31, 2017.

The Partnership’s gain on derivative instruments for the fourth quarter of 2018 was approximately $1.2 million. The gain was comprised of (i) the Partnership’s reversal of the $1.4 million mark-to-market hedge liability recorded at September 30, 2018, offset by (ii) $0.2 million of losses on settled derivatives during the three months ended December 31, 2018. The Partnership’s recognized losses on settled derivatives of $0.2 million represented 105,000 barrels of produced oil, resulting in a loss of $2.29 per barrel of oil.

Interest Expense

Interest expense, net, for the years ended December 31, 2018 and 2017 was $0.8 million and $0.7 million, respectively. The primary component of Interest Expense, net, during 2018 was the interest expense incurred on its revolving credit facility. In comparison, the primary component of Interest Expense, net, during 2017 was interest expense on the notes payable executed in conjunction with Acquisitions No. 2 and No. 3.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income	$18,638,038	$7,896,322
Interest expense, net	766,403	654,476
Depreciation, depletion, amortization and accretion	15,939,376	15,084,504
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(1,026,965)	1,026,965
Adjusted EBITDAX	$34,316,852	$24,662,267

Index

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in April 2017, the Partnership’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Partnership has acquired and availability under the Partnership’s revolving credit facility. As discussed below, the Partnership’s revolving credit facility matures on November 21, 2019. Although the Partnership does not have a commitment from a lender, it anticipates it will be able to refinance its existing credit facility on similar terms prior to maturity and increase its existing commitment to finance planned capital expenditures discussed below. The Partnership anticipates that cash on hand, cash flow from operations and availability under the credit facility will be adequate to meet its anticipated liquidity requirements for at least the next 12 months.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At December 31, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was approximately 5.36%. At December 31, 2018, the outstanding balance on the Credit Facility was $13.8 million.

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

The Partnership was in compliance with the applicable covenants at December 31, 2018.

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

For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million. For the year ended December 31, 2017, the Partnership paid distributions of $1.361643 per common unit or $24.6 million.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The accumulated unpaid distributions, measured as the difference between an annualized return of six percent (starting with the November 29, 2017 distribution) and the restoration of the annualized return of seven percent (starting with the April 26, 2018 distribution), totaled $0.084383 per common unit, or approximately $1.6 million. As of December 31, 2018, the Partnership had paid the $1.6 million in accumulated unpaid distributions.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Oil and Gas Properties

The Partnership incurred approximately $7.2 million and $3.2 million in capital expenditures for the years ended December 31, 2018 and 2017, respectively. The Partnership expects to invest approximately $35 to $45 million in capital expenditures during 2019, which includes the Partnership’s participation in Whiting’s anticipated 2019 drilling program, discussed above, that consists of Whiting drilling approximately 10 to 20 new wells on the Partnership’s acreage in 2019. In addition to Whiting’s 2019 drilling program, the Partnership anticipates that it may be obligated to invest an additional $65 to $70 million in drilling capital expenditures through 2023 to retain its approximate 25-26% working interest in the Sanish Field Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2019 and current estimated capital expenditures could be significantly different from amounts actually invested.

Index

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, cash on hand and availability under the Credit Facility. As discussed above, the Partnership’s revolving credit facility matures on November 21, 2019. Although the Partnership does not have a commitment from a lender, it anticipates it will be able to refinance its existing credit facility on similar terms prior to maturity and increase its existing commitment to finance anticipated capital expenditures. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Contractual Commitments

The following is a summary of the Partnership’s significant contractual obligations as of December 31, 2018:

	Payments Due by Period (in thousands)
	Total	1 year	2-3 years	4-5 years	Over 5 years
Revolving credit facility	$13,800	$13,800	$-	$-	$-
Estimated interest payments (1)	665	665	-	-	-
	$14,465	$14,465	$-	$-	$-

(1)	Interest payments assume no principal repayments until the Credit Facility maturity date of November 21, 2019 and are estimated using the Partnership’s interest rate at December 31, 2018 of 5.36%.

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

See further discussion in Note 7. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

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

Index

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

Index

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

Subsequent Events

In January 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

In February 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Information regarding the Partnership’s hedging programs to mitigate commodity risks is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: Note 5. Risk Management, appearing elsewhere within this Annual Report on Form 10-K.

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

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Energy 11, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma

March 12, 2019

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$3,685,327	$11,090,846
Oil, natural gas and natural gas liquids revenue receivable	6,269,243	6,219,193
Other current assets	198,770	162,930
Total Current Assets	10,153,340	17,472,969

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $40,806,378 and $24,934,190, respectively	313,116,985	321,766,616
Total Assets	$323,270,325	$339,239,585

Liabilities
Revolving credit facility	$13,800,000	$-
Accounts payable and accrued expenses	2,430,656	2,733,131
Derivative liability	-	1,026,965
Total Current Liabilities	16,230,656	3,760,096

Revolving credit facility	-	20,000,000
Asset retirement obligations	1,294,067	1,226,879
Total Liabilities	17,524,723	24,986,975

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	305,747,329	314,254,337
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	305,745,602	314,252,610

Total Liabilities and Partners’ Equity	$323,270,325	$339,239,585

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenues
Oil	$46,097,047	$33,515,841
Natural gas	3,540,243	2,953,765
Natural gas liquids	5,094,938	4,543,134
Total revenue	54,732,228	41,012,740

Operating costs and expenses
Production expenses	11,809,688	12,034,976
Production taxes	4,467,500	3,406,171
General and administrative expenses	1,365,142	909,326
Depreciation, depletion, amortization and accretion	15,939,376	15,084,504
Total operating costs and expenses	33,581,706	31,434,977

Operating income	21,150,522	9,577,763

Loss on derivatives	(1,746,081)	(1,026,965)
Interest expense, net	(766,403)	(654,476)
Total other expense, net	(2,512,484)	(1,681,441)

Net income	$18,638,038	$7,896,322

Basic and diluted net income per common unit	$0.98	$0.44

Weighted average common units outstanding - basic and diluted	18,973,474	18,112,836

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner	Class B Units	General Partner	Total Partners'
	Amount	Amount	Amount	Equity
Balance December 31, 2016	$248,420,789	$-	$(1,727)	$248,419,062

Net proceeds from issuance of common units	82,515,450	-	-	82,515,450
Distributions declared and paid to common units ($1.361643 per unit)	(24,578,224)	-	-	(24,578,224)
2017 Net income	7,896,322	-	-	7,896,322
Balance December 31, 2017	314,254,337	-	(1,727)	314,252,610

Distributions declared and paid to common units ($1.430684 per unit)	(27,145,046)	-	-	(27,145,046)
2018 Net income	18,638,038	-	-	18,638,038
Balance December 31, 2018	$305,747,329	$-	$(1,727)	$305,745,602

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Cash flow from operating activities:
Net income	$18,638,038	$7,896,322

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	15,939,376	15,084,504
(Gain) / loss on mark-to-market of derivatives	(1,026,965)	1,026,965
Non-cash expenses, net	44,947	102,409

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(50,050)	(3,500,897)
Other current assets	(78,942)	(44,279)
Accounts payable and accrued expenses	527,604	100,972

Net cash flow provided by operating activities	33,994,008	20,665,996

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(99,250,130)
Additions to oil and natural gas properties	(8,052,636)	(2,262,619)

Net cash flow used in investing activities	(8,052,636)	(101,512,749)

Cash flow from financing activities:
Cash paid for loan costs	(1,845)	(87,742)
Proceeds from revolving credit facility	800,000	20,000,000
Payments on revolving credit facility	(7,000,000)	-
Net proceeds related to issuance of units	-	82,510,325
Distributions paid to limited partners	(27,145,046)	(24,578,224)
Payments on note payable	-	(72,707,356)

Net cash flow (used in) provided by financing activities	(33,346,891)	5,137,003

Decrease in cash and cash equivalents	(7,405,519)	(75,709,750)
Cash and cash equivalents, beginning of period	11,090,846	86,800,596

Cash and cash equivalents, end of period	$3,685,327	$11,090,846

Interest paid	$751,847	$557,431

Supplemental non-cash information:
Note payable assumed in Acquisition No. 2	$-	$40,000,000
Note payable assumed in Acquisition No. 3	$-	$33,000,000
Decrease in note payable, settlement of pre-close activity	$-	$292,644

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

As of December 31, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum North America, LLC (“Oasis”), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from purchasers of oil, natural gas and NGLs or operators of the oil and natural gas properties. Oil, natural gas and NGL sales receivables are generally unsecured. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2018, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2018, the Partnership’s oil, natural gas and NGL sales were through three operators. Whiting is the operator of 98% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2018 and 2017, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2016	$70,623
Liabilities incurred on January 11, 2017 (acquisition)	781,628
Liabilities incurred on March 31, 2017 (acquisition)	289,827
Well additions	22,582
Accretion	59,114
Revisions in estimated cash flows	3,105
Balance as of December 31, 2017	1,226,879
Well additions	-
Accretion	67,188
Revisions in estimated cash flows	-
Balance as of December 31, 2018	$1,294,067

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2018 and 2017, there were no such costs accrued.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Of these estimates and assumptions, management considers the estimation of oil, natural gas and NGL reserves to be the most significant. These estimates affect the unaudited standardized measure disclosures, as well as depreciation, depletion and amortization (“DD&A”) and impairment calculations. On an annual basis, the Partnership’s independent consulting petroleum engineer, with assistance from the Partnership, prepares estimates of oil, natural gas and NGL reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. For DD&A purposes, and as required by the guidelines and definitions established by the Securities and Exchange Commission (“SEC”), the reserve estimates were based on average individual product prices during the 12-month period prior to December 31, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period excluding escalations based upon future conditions. For impairment purposes, projected NYMEX forward strip prices for oil, natural gas and NGL as estimated by management are used. Oil, natural gas and NGL prices are volatile and largely affected by worldwide production and consumption and are outside the control of management. Projected future oil, natural gas and NGL pricing assumptions are used by management to prepare estimates of oil, natural gas and NGL reserves used in formulating management’s overall operating decisions.

The Partnership does not operate its oil and natural gas properties and, therefore, receives actual oil, natural gas and NGL sales volumes and prices (in the normal course of business) more than a month later than the information is available to the operators of the wells. This being the case, the most current available production data is gathered from the appropriate operators, and oil, natural gas and NGL index prices local to each well are used to estimate the accrual of revenue on these wells. The oil, natural gas and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for oil, natural gas and NGLs. These variables could lead to an over or under accrual of oil, natural gas and NGL sales at the end of any particular quarter. However, the Partnership adjusts the estimated accruals of revenue to actual production in the period actual production is determined.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2018 and 2017. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. The Partnership adopted this standard on January 1, 2018 using the modified retrospective approach. The Partnership completed a detailed review of its revenue contracts, which represent all of the Partnership’s revenue, including oil, natural gas and natural gas liquids sales, and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in the Partnership’s consolidated financial statements. The Partnership disaggregates its revenue on the face of the consolidated statements of operations for the years ended December 31, 2018 and 2017.

Index

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Partnership expects to adopt this standard as of January 1, 2019. The Partnership has completed its review of its existing leases and has concluded there is no material impact to the Partnership’s consolidated financial statements and related disclosures.

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

As of December 31, 2018, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells and approximately 247 future development sites in the Sanish Field Assets.

The following unaudited pro forma financial information for the year ended December 31, 2017 has been prepared as if Acquisitions No. 2 and No. 3 of the Sanish Field Assets had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical Statements of Operations of the Partnership and the historical information provided by the sellers. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions of the Sanish Field Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

Year Ended December 31, 2017
(Unaudited)
Revenues	$43,555,472
Net income	$7,713,165

In October and November 2017, the Partnership elected to participate in the drilling and completion of six new wells. Two wells were completed in March 2018 and are being operated by Whiting. The Partnership has an estimated approximate 29% non-operated working interest in these two wells. The other four wells were completed in April, June and July of 2018 and are operated by Oasis. The Partnership has an estimated approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of the six wells discussed above were approximately $7.8 million, including approximately $6.5 million and $1.3 million in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Partnership had approximately $0.1 million and $0.9 million, respectively, in outstanding capital expenditures, which are included in Accounts payable and accrued liabilities on the Partnership’s consolidated balance sheets.

Index

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At December 31, 2018, the borrowing base was $30 million and the interest rate for the Credit Facility was approximately 5.36%.

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

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default.  The financial covenants include:

●     a maximum leverage ratio

●     a minimum current ratio

●     maximum distributions

The Partnership was in compliance with the applicable covenants at December 31, 2018.

As of December 31, 2018 and 2017, the outstanding balance on the Credit Facility was $13.8 million and $20.0 million, respectively, which approximate its fair market value. The Partnership estimated the fair value of its note payable by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

The carrying value of the Partnership’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Index

Note 5.  Risk Management

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

At December 31, 2018, all of the Partnership’s costless collar derivative instruments had been settled. At December 31, 2017, the Partnership had two costless collar derivative contracts outstanding; in total, the contracts hedged 330,000 barrels of 2018 oil production with NYMEX floor and ceiling prices of $52.00 and $61.35, respectively. These instruments were in a net loss position at December 31, 2017, and therefore, the Partnership recorded a Derivative liability on the consolidated balance sheet of approximately $1.0 million, which approximated fair value. The fair value of the Derivative liability at December 31, 2017 was determined based on Level 2 inputs as defined under the fair value hierarchy. The fair value of the Partnership’s derivative financial instruments at December 31, 2017 was determined based upon future prices, volatility and time to maturity, among other things, and counterparty statements were utilized to determine the value of the commodity derivative instruments. The Partnership reviewed and corroborated the counterparty statements using various methodologies and significant observable inputs.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a total net loss on its derivative instruments of approximately $1.7 million for the year ended December 31, 2018, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $2.8 million of net losses the Partnership recognized on settled derivatives during the period, offset by (ii) the Partnership’s reversal of the $1.0 million mark-to-market loss recognized in December 2017 on derivative instruments outstanding at December 31, 2017.

The Partnership determined the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership performed an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considered that the counterparty is of substantial credit quality and had the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

The Partnership’s derivative contracts were costless collars, which were used to establish floor and ceiling prices on future anticipated oil production. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts were settled monthly. The following table presents settlements on matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash losses below represent the change in fair value of derivative instruments which were held at period-end.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Settlements on matured derivatives	$(2,773,046)	$-
Gain (loss) on mark-to-market of derivatives	1,026,965	(1,026,965)
Loss on derivatives	$(1,746,081)	$(1,026,965)

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

Index

Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager will also be paid a contingent incentive fee, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold in the best-efforts offering, the total contingent fee is approximately $15.0 million.

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

For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million. For the year ended December 31, 2017, the Partnership paid distributions of $1.361643 per common unit or $24.6 million.

In the fourth quarter of 2017, the General Partner approved an adjustment to the annualized distribution rate to an annualized return of six percent based on a limited partner’s Net Investment Amount of $20.00 per common unit. The six percent distribution rate was effective with the November 29, 2017 distribution. In March 2018, the General Partner approved an increase to the annualized distribution rate back to seven percent based on a limited partner’s Net Investment Amount. The seven percent distribution rate was effective with the April 26, 2018 distribution. The accumulated unpaid distributions, measured as the difference between an annualized return of six percent (starting with the November 29, 2017 distribution) and the restoration of the annualized return of seven percent (starting with the April 26, 2018 distribution), totaled $0.084383 per common unit, or approximately $1.6 million. As of December 31, 2018, the Partnership had paid the $1.6 million in accumulated unpaid distributions.

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

Index

For the years ended December 31, 2018 and 2017, approximately $280,000 and $320,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2018 and 2017, approximately $92,000 and $78,000, respectively, was due to a member of the General Partner.

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer, David S. McKenney, Chief Financial Officer, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. As of December 2018, entities owned by Messrs. Keating and Mallick own non-voting, Class B units in the general partner of ER12 discussed below. On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gives ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the years ended December 31, 2018 and 2017, the Partnership paid $102,444 to the affiliate of the General Partner.

The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, who was appointed by the General Partner as its President in December 2015, is also a shared cost between the Partnership and ER12. Prior to being appointed President, Mr. Merritt provided consulting services to the Partnership. For the year ended December 31, 2018, approximately $252,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed by ER12. At December 31, 2018, approximately $77,000 was due to the Partnership from ER12 and is included in Other current assets in the consolidated balance sheets.

In November 2017, ER12 engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting ER12 through closing and post-closing on ER12’s first purchase of certain oil and gas properties in North Dakota. In June 2018, ER12 re-engaged REI to perform advisory and consulting services, including supporting ER12 through closing, financing and post-closing of ER12’s second purchase of certain oil and gas properties in North Dakota. REI is owned by entities that are controlled by Mr. Keating and Mr. Mallick and has engaged Mr. Merritt to support its operations. With the fees received from ER12 for advisory and consulting services, REI paid certain personnel utilized by the Partnership, including Mr. Merritt, an aggregate total of $500,000. In December 2018, ER12’s engagement with REI was terminated, which extinguished any fees payable to REI upon a sale of ER12’s properties. In connection with the termination, entities controlled by Messrs. Keating and Mallick acquired a non-voting interest in the general partner of ER12 and a 50% interest in any distributions the ER12 general partner receives from its incentive distribution rights in ER12.

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

Note 8.  Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2018 and 2017 is as follows:

	2018	2017
Producing properties	$193,870,475	$186,647,918
Non-producing	160,052,888	160,052,888
	353,923,363	346,700,806
Accumulated depreciation, depletion and amortization	(40,806,378)	(24,934,190)
Net capitalized costs	$313,116,985	$321,766,616

Index

Costs Incurred

For the years ended December 31, 2018 and 2017, the Partnership incurred the following costs in oil and natural gas producing activities:

	2018	2017
Property acquisition costs	$-	$180,957,486
Development costs	7,222,557	4,279,548
	$7,222,557	$185,237,034

Estimated Quantities of Proved Oil, NGL and Natural Gas Reserves

The following unaudited information regarding the Partnership’s oil, natural gas and NGL reserves is presented pursuant to the disclosure requirements promulgated by the SEC and the FASB.

Proved oil and natural gas reserves are those quantities of oil, natural gas and NGLs which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2018, 2017 and 2016.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2018, 2017 and 2016, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

Net quantities of proved, developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2016	8,790,710	9,967,320	1,218,230	11,670,160
Acquisition (1)	13,192,588	14,885,856	1,819,384	17,492,948
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (2)	(3,434,686)	(3,691,027)	659,326	(3,390,531)
Production	(756,470)	(936,818)	(161,845)	(1,074,451)
December 31, 2017	17,792,142	20,225,331	3,535,095	24,698,126
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (3)	2,568,490	3,833,683	618,310	3,825,746
Production	(803,359)	(1,018,478)	(166,022)	(1,139,127)
December 31, 2018	19,557,273	23,040,536	3,987,383	27,384,745

(1)

The Partnership acquired 11,670 MBOE and 5,823 MBOE of producing developed wells and PUDs in conjunction with Acquisitions No. 2 and No. 3, respectively (see Note 3. Oil and Gas Investments), for a total of 17,493 MBOE during the year ended December 31, 2017.

(2)

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

(3)

Revisions to previous estimates increased proved reserves by a net amount of 3,826 MBOE. These revisions result from 2,801 MBOE of upward adjustments attributable to changes in the future drill schedule, 557 MBOE of upward adjustments caused by higher oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2018 and December 31, 2017, and 468 MBOE of upward adjustments attributable to well performance.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $58.06 per barrel of oil, $0.24 per MMcf of natural gas and $21.63 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2017 were $51.34 per barrel of oil and $2.98 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2017 were $44.84 per barrel of oil, $0.12 per MMcf of natural gas and $16.94 per barrel of NGL.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2017	9,640,723	11,300,071	1,975,089	13,499,158
December 31, 2018	9,195,064	12,333,784	2,134,478	13,385,172

Proved undeveloped reserves:
December 31, 2017	8,151,419	8,925,260	1,560,006	11,198,968
December 31, 2018	10,362,209	10,706,752	1,852,905	13,999,573

Index

The following details the changes in proved undeveloped reserves for 2017 and 2018:

BOE
Proved undeveloped reserves, December 31, 2016	5,430,190
Revisions of previous estimates (1)	(2,838,164)
Conversion to proved developed reserves (2)	(518,686)
Proved undeveloped reserves acquired (3)	9,125,628
Proved undeveloped reserves, December 31, 2017	11,198,968
Revisions of previous estimates (4)	2,800,605
Conversion to proved developed reserves	-
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2018	13,999,573

(1)

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

(2)

The Partnership is participating in the drilling and completion of six wells, which were in progress at December 31, 2017 (see Note 3. Oil and Gas Investments) and represent a conversion of 519 MBOE from the PUD category to proved developed for the year ended December 31, 2017.

(3)

The Partnership acquired 5,430 MBOE and 3,696 MBOE of PUDs in conjunction with Acquisitions No. 2 and No. 3, respectively (see Note 3. Oil and Gas Investments), for a total of 9,126 MBOE during the year ended December 31, 2017.

(4)

The annual review of the PUDs resulted in a positive revision of approximately 2,801 MBOE. This revision was the result of 2,801 MBOE of upward adjustments attributable to changes in the future drill schedule.

Although the Partnership has performed limited drilling since acquisition, the Partnership anticipates all current PUD locations will be drilled and converted to PDP within five years of the date they were added. PUD locations and associated reserves which are no longer projected to be drilled within five years from the date they were first booked as proved undeveloped reserves have been removed as revisions at the time that determination was made.

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

	2018	2017
Future cash inflows	$1,227,291,000	$860,125,991
Future production costs	(352,130,610)	(292,788,015)
Future development costs	(121,058,281)	(96,111,664)
Future net cash flows	754,102,109	471,226,312
10% annual discount	(449,217,234)	(285,321,062)
Standardized measure of discounted future net cash flows	$304,884,875	$185,905,250

Index

Changes in the standardized measure of discounted future net cash flows are as follows:

	2018	2017
Standardized measure at beginning of period	$185,905,250	$60,945,927
Changes resulting from:
Acquisition of reserves	-	97,630,985
Sales of oil, natural gas and NGLs, net of production costs	(38,455,040)	(25,571,593)
Net changes in prices and production costs	102,818,878	85,222,533
Development costs incurred during the period	7,222,557	4,279,548
Revisions to previous estimates	60,946,100	(57,488,282)
Accretion of discount	18,616,304	6,103,044
Change in estimated future development costs	(32,169,174)	14,783,088
Standardized measure of discounted future net cash flows	$304,884,875	$185,905,250

Note 9.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2018 and 2017. Net income per common unit is non-additive in comparison to net income per common unit for the year ended December 31, 2017 due to the timing and size of the Partnership’s common unit issuances through April 2017.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$13,067,734	$13,423,322	$15,688,888	$12,552,284
Net income	$3,325,445	$3,034,924	$6,360,110	$5,917,559
Basic and diluted net income per common share	$0.18	$0.16	$0.34	$0.30

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,141,266	$10,208,740	$9,717,996	$10,944,738
Net income	$2,621,071	$1,986,404	$1,280,559	$2,008,288
Basic and diluted net income per common share	$0.17	$0.11	$0.07	$0.11

Note 10.  Subsequent Events

In January 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2018, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2018.

Name	Age	Position
Glade M. Knight	74	Chairman of the Board and Chief Executive Officer
David S. McKenney	56	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	39	Director and Co-Chief Operating Officer
Michael J. Mallick	56	Director and Co-Chief Operating Officer
Clifford J. Merritt	58	President

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

Anthony Francis “Chip” Keating III. Mr. Keating has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Through an entity controlled by Mr. Keating, Mr. Keating owns Class B, non-voting units in Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Keating has been a principal with Rock Creek Capital, a real estate and oil and gas investment company, since March 2010. Mr. Keating also is an officer of the General Partner of Regional Energy Investors, LP, a partnership that provides consulting services in the oil and gas industry. He served on the board of Apple REIT Ten, Inc. until the merger with Apple Hospitality REIT, Inc. in September 2016. He is currently the President of the board of The Children’s Hospital Foundation in Oklahoma City and a Director of the Oklahoma State Troopers Foundation, Inc. Mr. Keating is also a Director and Gubernatorial appointee of The Oklahoma Law Enforcement Retirement System by Governor Mary Fallin. Prior to founding Rock Creek Capital, Mr. Keating served as the Real Estate Development Manager for Chesapeake Energy Corporation in Oklahoma City, Oklahoma from March 2007 to March 2010. While at Chesapeake, Mr. Keating closed and transacted over $850 million in real estate transactions ranging from corporate headquarters, sale leasebacks, field offices, investment properties and raw land in urban natural gas plays for drill sites. Prior to joining Chesapeake, Mr. Keating worked as a commercial real estate broker with Trammell Crow Company from August 2004 to March 2007. While at Trammell Crow Company, he specialized in tenant representation and investment sales. Before joining Trammell Crow Company, he spent over three years as an Oklahoma State Trooper from May 2001 to August 2004. Mr. Keating received a Bachelor of Business Administration from Southern Methodist University.

Michael J. Mallick. Mr. Mallick has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Through an entity controlled by Mr. Mallick, Mr. Mallick owns Class B, non-voting units in Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Mallick also is an officer of the General Partner of Regional Energy Investors, LP, a partnership that provides consulting services in the oil and gas industry. Mr. Mallick is the founder of Fort Worth, Texas-based Mallick Group, Inc., a real estate and energy-related investment firm. Mr. Mallick is a principal investor in various entities and serves as the principal officer of sponsoring and managing partners for numerous and diverse real estate investments and energy-related interests funded with established co-investment relationships with high net worth private investors, institutional investors and lenders. Mr. Mallick’s varied experience includes development of the 349 room Horseshoe Bay Marriot Resort Hotel, located in Horseshoe Bay, Texas (financed with a national pension fund); Sierra Vista, a redevelopment initiative in a public/private partnership with the City of Fort Worth, Texas, including the assemblage and acquisition of approximately 300 acres located within a concentration of blight inside the central city and resulting in environmental remediation and demolition of 1,000 crime-ridden apartment units and new quality affordable housing and shopping; and acquisition of a large multi-property portfolio of properties financed via a structured private placement offering with multiple institutional investors. Mr. Mallick serves on the Board of Directors of S2K Financial, LLC, a New York based financial services firm, and also serves on the Board of Directors of the Oklahoma State Troopers Foundation, Inc.

Clifford J. Merritt. On December 18, 2015, Mr. Merritt was appointed as President of the General Partner. Mr. Merritt had been a consultant to us since July 1, 2014, and to other private exploration and development companies since November 2013. Prior to that time and since 2004 he was employed by Chesapeake Energy Corporation. From 2010 to 2013 he served as Chesapeake’s Vice President Land – Southern Division and from 2005 to 2010 as Chesapeake’s Land Manager – Barnett Shale District. Before joining Chesapeake he worked for Okland Oil, Ricks Exploration and Concho Resources during the years of 1990 through 2003, each of which is an independent oil and gas company. He has a B.B.A. from the University of Central Oklahoma. During his career, Mr. Merritt has been involved and managed the Land functions of numerous acquisitions and divestitures of oil and gas properties and supervised the drilling and completion of over 2,000 oil and gas wells throughout multiple states in the continental US. Additionally, Mr. Merritt provides consulting services to Regional Energy Investors, LP.

Index

The General Partner

The General Partner is Energy 11 GP, LLC, which was formed in 2013 and has no operating history. The General Partner was formed and is owned by companies controlled by Glade M. Knight, David S. McKenney, Anthony “Chip” F. Keating III, and Michael J. Mallick.

The General Partner will not receive a management or similar fee for acting as General Partner and will not receive an offering and organization fee for organizing the Partnership. The Partnership will reimburse the General Partner and its affiliates for all general and administrative expenses incurred by the General Partner and its affiliates in managing the Partnership’s business. These costs and expenses will include the direct and indirect costs and expenses of employee compensation, rental, office supplies, travel and entertainment, printing, legal, accounting, advertising, marketing and overhead. The beneficial owners of the General Partner are not employees of the General Partner, and do not receive salary or other compensation from the General Partner or Partnership other than reimbursement of third-party costs and expenses and with respect to their equity interests in the Partnership.

Code of Ethics

The General Partner has adopted a Code of Business Conduct and Ethics that applies to the executive officers of the General Partner and other persons performing services for the General Partner and the Partnership, generally. This Code of Business Conduct and Ethics is posted on the Partnership’s website, at www.energyeleven.com.

Audit and Compensation Committee

The Partnership does not have a formal compensation committee and the General Partner’s Board of Directors serves as the audit committee. Because the Partnership does not have and is not seeking to list any securities on a national securities exchange or on an inter-dealer quotation system, the Partnership is not subject to a number of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, the Partnership is not required to have a board of directors comprised of a majority of independent directors or to have an audit committee comprised of independent directors. Accordingly, the Board of Directors has not made any determination as to whether any of the members of the Board of Directors or committees thereof would qualify as independent under the listing standards of any national securities exchange or any inter-dealer quotation system or under any other independence definition. Additionally, for the same reason, the Partnership has not yet determined whether any of its directors is an audit committee financial expert.

Item 11.  Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2018 and 2017. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2018	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2017	$—	$—	$—	$—

Clifford J. Merritt (1)	2018	$212,305	$20,000	$—	$232,305
President	2017	$306,588	$30,000	$—	$336,588

(1)	Mr. Merritt was appointed the President of the General Partner in December 2015.

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

For the year ended December 31, 2017, the General Partner paid Mr. Merritt base compensation of $300,000 and basic health benefits, which were paid by the Partnership. For the month of January 2018, the Partnership paid Mr. Merritt annual base compensation of $300,000 and basic health benefits. On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy Resources 12, L.P. (“ER12”) that gives ER12 access to the Partnership’s personnel and administrative resources, including the services of Mr. Merritt. Therefore, from February 1, 2018 to December 31, 2018, Mr. Merritt’s base compensation, bonus and basic health benefits were split evenly between the Partnership and ER12. Effective February 1, 2018, the General Partner agreed to pay Mr. Merritt base compensation of $400,000 annually and basic health insurance benefits. Mr. Merritt also has a 5% interest in the General Partner’s incentive distribution rights.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2018, other than the Incentive Distribution Rights.

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2019 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

●	all persons who, to the knowledge of the Partnership’s management team, beneficially own more than 5% of the Partnership’s common units;
●	each executive officer of the General Partner; and
●	all current directors and executive officers of the General Partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned
Glade M. Knight 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*	-	-
David S. McKenney 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*	4,437	7%
Anthony Francis "Chip" Keating III 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*	19,969	32%
Michael J. Mallick 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*	19,969	32%
Cliff Merritt 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	-	-	-	-
Directors and principal officers as a group (5 persons)	20,000	*	44,375	71%

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

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the 2016 termination of the management services agreement the Partnership had with its former manager.

Ownership of the General Partner

The General Partner is a limited liability company. The members of the General Partner and the membership interest owned are as follows:

●	GKOG, LLC, owns a 25% membership interest in the General Partner. GKOG, LLC is a limited liability company wholly owned by Mr. Knight.
●	DMOG, LLC owns a 25% membership interest in the General Partner. DMOG, LLC is a limited liability company owned by Mr. McKenney and his immediate family.
●	CFK Energy, LLC owns a 25% membership interest in the General Partner. CFK Energy, LLC is a limited liability company owned by Mr. Keating and his immediate family.
●

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

Index

During the years ended December 31, 2018 and 2017, approximately $280,000 and $320,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

Incentive Distribution Rights

On the initial closing date, the Partnership issued incentive distribution rights, which are nonvoting limited partner interests that entitle the holder of such rights to 35% of all amounts distributed by the Partnership after Payout occurs, to the General Partner.

Regional Energy Investors, LP

In November 2017 and June 2018, Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States, engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting ER12 through closing and post-closing on the purchase of certain oil and gas properties in North Dakota. With the fees received from ER12 for advisory and consulting services, REI paid certain personnel utilized by the Partnership, including Mr. Merritt, an aggregate total of $500,000. REI is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, Co-Chief Operating Officers of the Partnership, and REI has engaged Cliff Merritt, the President of the General Partner, to support its operations. Glade M. Knight and David S. McKenney are the Chief Executive Officer and Chief Financial Officer, respectively, of the General Partner as well as the Chief Executive Officer and Chief Financial Officer, respectively, of Energy Resources 12 GP, LLC, the general partner of ER12. In December 2018, certain fees payable to REI upon a sale of ER12’s properties were cancelled, and entities controlled by Messrs. Keating and Mallick acquired a non-voting interest in the general partner of ER12.

Cost Sharing Agreement

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gives ER12 access to the Partnership’s personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for both partnerships. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

Consulting Fees to Clifford Merritt

On December 18, 2015 the General Partner, appointed Clifford J. Merritt as its President. Prior to being appointed President Mr. Merritt provided consulting services to the General Partner. For the years ended December 31, 2018 and 2017, Mr. Merritt was paid $232,305 and $336,588, respectively, by the Partnership. Effective February 1, 2018, the General Partner agreed to increase Mr. Merritt’s annual base compensation to $400,000. Under the cost sharing agreement described above, Mr. Merritt’s compensation and benefits were split evenly between the Partnership and ER12 from February 1, 2018 to December 31, 2018.

Office Lease

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership made twelve monthly payments of $8,537. The terms of the agreement continued on a month-to-month basis at the same monthly rate for the remainder of 2017, all of 2018, and will continue on a month-to-month basis at the same monthly rate into 2019. The month-to-month office space lease is a shared cost between the Partnership and ER12 under the cost sharing agreement described above. Therefore, for the years ended December 31, 2018 and 2017, the Partnership paid $51,222 and $102,444, respectively, to the affiliate of the General Partner.

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

Index

Item 14.  Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2018. Grant Thornton was selected and appointed as the Partnership’s independent registered public accounting firm on March 18, 2015.

For the fiscal years ended December 31, 2018 and 2017, fees paid or payable to Grant Thornton for services performed in connection with the audit of the 2018 financial statements, the audit of the 2017 financial statements, reviews of the amended S-1s, SEC comment letters, issuance of consents and 2018 and 2017 interim reviews are as follows:

Audit Fees

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit fees	$157,000	$189,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$157,000	$189,500

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton during the years ended December 31, 2018 and 2017 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(ii) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017

(iii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2018 and 2017

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

Index

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

Date: March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 12, 2019
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 12, 2019
(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 12, 2019

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 12, 2019