Form 10-Q
period 2019-06-30
Energy 11, L.P.
filed 2019-08-07
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55615

Energy 11, L.P.

(Exact name of registrant as specified in its charter)

Delaware	46-3070515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

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

As of July 31, 2019, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$2,366,515	$3,685,327
Oil, natural gas and natural gas liquids revenue receivable	4,890,943	6,269,243
Other current assets	85,231	198,770
Total Current Assets	7,342,689	10,153,340

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $47,402,743 and $40,806,378, respectively	308,390,470	313,116,985
Total Assets	$315,733,159	$323,270,325

Liabilities
Revolving credit facility	$13,800,000	$13,800,000
Accounts payable and accrued expenses	3,780,635	2,430,656
Total Current Liabilities	17,580,635	16,230,656

Asset retirement obligations	1,352,926	1,294,067
Total Liabilities	18,933,561	17,524,723

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	296,801,325	305,747,329
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	296,799,598	305,745,602

Total Liabilities and Partners’ Equity	$315,733,159	$323,270,325

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues
Oil	$7,870,308	$12,158,838	$15,962,378	$22,803,531
Natural gas	676,354	551,859	1,637,466	1,484,857
Natural gas liquids	770,997	712,625	1,809,160	2,202,668
Total revenue	9,317,659	13,423,322	19,409,004	26,491,056

Operating costs and expenses
Production expenses	2,929,396	2,686,814	5,748,113	5,621,480
Production taxes	762,975	1,216,887	1,573,768	2,292,012
General and administrative expenses	267,503	316,657	761,985	698,273
Depreciation, depletion, amortization and accretion	3,202,334	4,256,426	6,635,885	8,224,196
Total operating costs and expenses	7,162,208	8,476,784	14,719,751	16,835,961

Operating income	2,155,451	4,946,538	4,689,253	9,655,095

Loss on derivatives	-	(1,741,824)	-	(2,904,079)
Interest expense, net	(196,388)	(169,790)	(390,216)	(390,647)
Total other expense, net	(196,388)	(1,911,614)	(390,216)	(3,294,726)

Net income	$1,959,063	$3,034,924	$4,299,037	$6,360,369

Basic and diluted net income per common unit	$0.10	$0.16	$0.23	$0.34

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2017	18,973,474	$314,254,337	62,500	$-	$(1,727)	$314,252,610
Distributions declared and paid to common units ($0.299178 per common unit)	-	(5,676,446)	-	-	-	(5,676,446)
Net income - three months ended March 31, 2018	-	3,325,445	-	-	-	3,325,445
Balances - March 31, 2018	18,973,474	311,903,336	62,500	-	(1,727)	311,901,609
Distributions declared and paid to common units ($0.369041 per common unit)	-	(7,001,990)	-	-	-	(7,001,990)
Net income - three months ended June 30, 2018	-	3,034,924	-	-	-	3,034,924
Balances - June 30, 2018	18,973,474	$307,936,270	62,500	$-	$(1,727)	$307,934,543

Balances - December 31, 2018	18,973,474	$305,747,329	62,500	$-	$(1,727)	$305,745,602
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended March 31, 2019	-	2,339,974	-	-	-	2,339,974
Balances - March 31, 2019	18,973,474	301,464,783	62,500	-	(1,727)	301,463,056
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,521)	-	-	-	(6,622,521)
Net income - three months ended June 30, 2019	-	1,959,063	-	-	-	1,959,063
Balances - June 30, 2019	18,973,474	$296,801,325	62,500	$-	$(1,727)	$296,799,598

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flow from operating activities:
Net income	$4,299,037	$6,360,369

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	6,635,885	8,224,196
Loss on mark-to-market of derivatives	-	1,472,529
Non-cash expenses, net	22,397	22,551

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	1,378,300	(1,744,907)
Other current assets	91,142	18,704
Accounts payable and accrued expenses	(227,597)	586,220

Net cash flow provided by operating activities	12,199,164	14,939,662

Cash flow from investing activities:
Additions to oil and natural gas properties	(272,935)	(5,981,988)

Net cash flow used in investing activities	(272,935)	(5,981,988)

Cash flow from financing activities:
Cash paid for loan costs	-	(1,845)
Payments on revolving credit facility	-	(7,000,000)
Distributions paid to limited partners	(13,245,041)	(12,678,436)

Net cash flow used in financing activities	(13,245,041)	(19,680,281)

Decrease in cash and cash equivalents	(1,318,812)	(10,722,607)
Cash and cash equivalents, beginning of period	3,685,327	11,090,846

Cash and cash equivalents, end of period	$2,366,515	$368,239

Interest paid	$384,593	$390,818

See notes to consolidated financial statements.

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2019

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

As of June 30, 2019, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells, 5 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum North America, LLC (“Oasis”), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2018 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

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

During the second quarter of 2019, the Partnership elected to participate in the drilling and completion of nine new wells. Eight wells are being drilled and will be operated by Whiting, and the Partnership will have an estimated 19% non-operated working interest in these eight wells. The other well is being drilled and will be operated by Kraken Oil & Gas LLC, and the Partnership will have an estimated 6% non-operated working interest in this well. In total, capital expenditures for the drilling and completion of the nine wells discussed above are estimated to be approximately $12 million.

During the second quarter of 2019, drilling activities commenced for five of the nine wells, and the Partnership has incurred approximately $1.5 million in capital expenditures for these five wells as of June 30, 2019. The nine wells are expected to be completed over the next two to five months from June 30, 2019. As of June 30, 2019 and December 31, 2018, the Partnership had approximately $1.7 million and $0.1 million, respectively, in outstanding capital expenditures, which are included in Accounts payable and accrued liabilities on the Partnership’s consolidated balance sheets.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2019, the borrowing base was $30 million and the interest rate for the Credit Facility was approximately 5.25%.

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

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

The Partnership was in compliance with the applicable covenants at June 30, 2019.

As of June 30, 2019 and December 31, 2018, the outstanding balance on the Credit Facility was $13.8 million, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s cash and cash equivalents, oil, natural gas and natural gas liquids revenue receivable, accounts payable and accrued expenses reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments. The Partnership also had outstanding derivative instruments as of June 30, 2018, which incurred losses of $1.7 million and $2.9 million, comprised of losses on settled derivatives and mark-to-market losses, during the three and six months ended June 30, 2018, respectively.

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

For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.6 million and $13.2 million, respectively. For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.369041 and $0.668219 per common unit, or $7.0 million and $12.7 million, respectively.

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

For the three and six months ended June 30, 2019, approximately $80,000 and $148,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2019, approximately $80,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and six months ended June 30, 2018, approximately $59,000 and $130,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and six months ended June 30, 2019 and 2018, the Partnership paid $25,611 and $51,222 in each period, respectively, to the affiliate of the General Partner. The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and six months ended June 30, 2019, approximately $70,000 and $135,000, respectively, of expenses subject to the cost sharing agreement were paid by the Partnership and have been or will be reimbursed by ER12. At June 30, 2019, the approximately $70,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets. For the three and six months ended June 30, 2018, approximately $64,000 and $110,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed by ER12.

Note 7. Subsequent Events

In July 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

As of June 30, 2019, the Partnership owned an approximate 25-26% non-operated working interest in 221 currently producing wells, 5 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two publicly traded oil and gas companies and two of the largest producers in the basin.

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

During the second quarter of 2019, the Partnership elected to participate in the drilling and completion of nine new wells. Eight wells are being drilled and will be operated by Whiting, and the Partnership will have an estimated 19% non-operated working interest in these eight wells. The other well is being drilled and will be operated by Kraken Oil & Gas LLC, and the Partnership will have an estimated 6% non-operated working interest in this well. In total, capital expenditures for the drilling and completion of the nine wells discussed above are estimated to be approximately $12 million.

During the second quarter of 2019, drilling activities commenced for five of the nine wells, and the Partnership has incurred approximately $1.5 million in capital expenditures for these five wells as of June 30, 2019. The nine wells are expected to be completed over the next two to five months from June 30, 2019.

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

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
Average market closing prices (1)
Oil (per Bbl)	$59.88	$67.91	-11.8%	$57.30	$65.46	-12.5%
Natural gas (per Mcf)	$2.57	$2.85	-9.8%	$2.74	$2.96	-7.4%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing producing wells, drill new wells on existing leasehold sites like the six wells discussed above drilled in 2018 and the five wells currently in progress at June 30, 2019 discussed above.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$9,317,659	100.0%	$13,423,322	100.0%	-30.6%	$19,409,004	100.0%	$26,491,056	100.0%	-26.7%
Production expenses	2,929,396	31.4%	2,686,814	20.0%	9.0%	5,748,113	29.6%	5,621,480	21.2%	2.3%
Production taxes	762,975	8.2%	1,216,887	9.1%	-37.3%	1,573,768	8.1%	2,292,012	8.7%	-31.3%
Depreciation, depletion, amortization and accretion	3,202,334	34.4%	4,256,426	31.7%	-24.8%	6,635,885	34.2%	8,224,196	31.0%	-19.3%
General, administration and other expense	267,503	2.9%	316,657	2.4%	-15.5%	761,985	3.9%	698,273	2.6%	9.1%

Sold production (BOE):
Oil	150,021		204,065		-26.5%	322,726		393,853		-18.1%
Natural gas	36,726		30,397		20.8%	82,514		69,779		18.3%
Natural gas liquids	31,203		29,731		5.0%	74,919		69,090		8.4%
Total	217,950		264,193		-17.5%	480,159		532,722		-9.9%

Average sales price per unit:
Oil (per Bbl)	$52.46		$59.58		-12.0%	$49.46		$57.90		-14.6%
Natural gas (per Mcf)	3.07		3.03		1.3%	3.31		3.55		-6.8%
Natural gas liquids (per Bbl)	24.71		23.97		3.1%	24.15		31.88		-24.2%
Combined (per BOE)	42.75		50.81		-15.9%	40.42		49.73		-18.7%

Average unit cost per BOE:
Production expenses	13.44		10.17		32.2%	11.97		10.55		13.5%
Production taxes	3.50		4.61		-24.1%	3.28		4.30		-23.7%
Depreciation, depletion, amortization and accretion	14.69		16.11		-8.8%	13.82		15.44		-10.5%

Capital expenditures	$1,692,394		$2,170,854			$1,850,511		$6,764,282

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $9.3 million. Revenues for the sale of crude oil were $7.9 million, which resulted in a realized price of $52.46 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $3.07 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $24.71 per BOE of sold production. For the three months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $13.4 million. Revenues for the sale of crude oil were $12.2 million, which resulted in a realized price of $59.58 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $3.03 per Mcf. Revenues for the sale of NGLs were $0.7 million, which resulted in a realized price of $23.97 per BOE of sold production. During the second quarter of 2018, a customer shut down its gas plant for maintenance, which directly contributed to a decline in natural gas and NGL sales. The facility closure was temporary, and the Partnership did not realize any further impact. As a result, sold production for the second quarter of 2019 was greater than the second quarter of 2018 for natural gas and NGL.

For the six months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $19.4 million. Revenues for the sale of crude oil were $16.0 million, which resulted in a realized price of $49.46 per barrel. Revenues for the sale of natural gas were $1.6 million, which resulted in a realized price of $3.31 per Mcf. Revenues for the sale of NGLs were $1.8 million, which resulted in a realized price of $24.15 per BOE of sold production. For the six months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $26.5 million. Revenues for the sale of crude oil were $22.8 million, which resulted in a realized price of $57.90 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.55 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $31.88 per BOE of sold production.

The Partnership’s results during the first half of 2019 were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to the first half of 2018. In addition, sold oil production volumes were lower in the second quarter and first half of 2019 when compared to the second quarter and first half of 2018, which was the result of (i) natural production declines; (ii) production from some of the Partnership’s existing producing wells being temporarily suspended in the second quarter of 2019 due to the commencement of drilling new wells on the Partnership’s acreage; and (iii) the Partnership completing six new wells in 2018, of which five were producing as of June 30, 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The completion of the five wells increased sold production for the first six months of 2018.

Production for the Sanish Field Assets was approximately 2,400 BOE and 2,650 BOE per day for the three and six months ended June 30, 2019, while sold production for the Sanish Field Assets was approximately 3,080 BOE and 3,030 BOE for the three and six months ended June 30, 2018. Production is dependent on the investment in existing wells and the development of new wells. If the Partnership or its operators are unable or it is not cost beneficial to invest in existing wells or develop new wells, production will decline. See discussion of the Partnership’s investment in new wells in 2019 below.

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

For the three months ended June 30, 2019 and 2018, production expenses were $2.9 million and $2.7 million, respectively, and production expenses per BOE of sold production were $13.44 and $10.17, respectively. For the six months ended June 30, 2019 and 2018, production expenses were $5.7 million and $5.6 million, respectively, and production expenses per BOE of sold production were $11.97 and $10.55, respectively. The decrease in sold production volumes along with fixed lease operating expenses contributed to the increase in production expenses per BOE of sold production for the three and six months ended June 30, 2019, compared to same periods in 2018.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the three months ended June 30, 2019 and 2018 were $0.8 million (8.2% of revenue) and $1.2 million (9.1% of revenue), respectively. Production taxes for the six months ended June 30, 2019 and 2018 were $1.6 million (8.1% of revenue) and $2.3 million (8.7% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2019 and 2018 was $3.2 million and $4.3 million, and DD&A per BOE of sold production was $14.69 and $16.11, respectively. DD&A for the six months ended June 30, 2019 and 2018 was $6.6 million and $8.2 million, and DD&A per BOE of sold production was $13.82 and $15.44, respectively.

The decrease in 2019 DD&A expense per BOE of production compared to 2018 DD&A expense per BOE of production is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves resulting from changes in the future drill schedule.

General and Administrative Costs

General and administrative costs for the three months ended June 30, 2019 and 2018 were $0.3 million in both periods. General and administrative costs for the six months ended June 30, 2019 and 2018 was $0.8 million and $0.7 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Loss on Derivatives

In December 2017, January 2018 and March 2018, the Partnership entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated 2018 oil production. The Partnership’s loss on derivative instruments for the three months ended June 30, 2018 was $1.7 million. The loss was comprised of (i) $0.9 million of losses on settled derivatives during the period, and (ii) $0.8 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives for the three months ended June 30, 2018 of $0.9 million represented 111,000 barrels of produced oil, resulting in a loss of $8.63 per barrel of oil.

The Partnership’s loss on derivative instruments for the six months ended June 30, 2018 was $2.9 million. The loss was comprised of (i) $1.4 million of losses on settled derivatives during the period, and (ii) $1.5 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $1.4 million represented 216,000 barrels of produced oil, resulting in a loss of $6.63 per barrel of oil.

The Partnership did not enter into any new derivative contracts during the first half of 2019.

Interest Expense

Interest expense, net, for the three months ended June 30, 2019 and 2018 was $0.2 million in both periods. Interest expense, net, for the six months ended June 30, 2019 and 2018 was $0.4 million in both periods. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2019 and 2018 was interest expense on the Credit Facility.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income	$1,959,063	$3,034,924	$4,299,037	$6,360,369
Interest expense, net	196,388	169,790	390,216	390,647
Depreciation, depletion, amortization and accretion	3,202,334	4,256,426	6,635,885	8,224,196
Exploration expenses	-	-	-	-
Non-cash loss on mark-to-market of derivatives	-	783,852	-	1,472,529
Adjusted EBITDAX	$5,357,785	$8,244,992	$11,325,138	$16,447,741

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2019, the borrowing base was $30 million and the interest rate for the Credit Facility was approximately 5.25%.

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

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include:

● a maximum leverage ratio

● a minimum current ratio

● maximum distributions

The Partnership was in compliance with the applicable covenants at June 30, 2019.

At June 30, 2019, the outstanding balance on the Credit Facility was $13.8 million.

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

Distributions

For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.6 million and $13.2 million, respectively. For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.369041 and $0.668219 per common unit, or $7.0 million and $12.7 million, respectively. The Partnership generated $12.2 million and $14.9 million, respectively, in cash flow from operating activities for the six months ended June 30, 2019 and 2018. The Partnership’s ability to maintain the current distribution of $1.40 per common unit per year will be based on its ability to increase cash flow from operating activities.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.9 million and $6.8 million in capital expenditures for the six months ended June 30, 2019 and 2018, respectively. The Partnership expects to invest approximately $25 to $35 million in capital expenditures during the remainder of 2019, which includes the estimated $11 million remaining to complete nine wells in which the Partnership has elected to participate. Drilling has begun on five of these wells during the second quarter of 2019, and the Partnership anticipates Whiting will commence drilling on approximately 2 to 12 additional wells on the Partnership’s acreage in 2019. In addition to Whiting’s current drilling program, the Partnership anticipates that it may be obligated to invest an additional $65 to $70 million in drilling capital expenditures from 2020 through 2023 to retain its approximate 25-26% working interest in the Sanish Field Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2019. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

See further discussion in “Note 6. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership has a variable interest rate on its Credit Facility that is subject to market changes in interest rates. Information regarding the Partnership’s Credit Facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Partners’ Equity, (v) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: August 7, 2019