Form 10-Q
period 2019-09-30
Energy 11, L.P.
filed 2019-11-08
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$85,134	$3,685,327
Oil, natural gas and natural gas liquids revenue receivable	3,856,520	6,269,243
Derivative asset	498,790	-
Other current assets	207,611	198,770
Total Current Assets	4,648,055	10,153,340

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $50,157,260 and $40,806,378, respectively	311,647,373	313,116,985
Total Assets	$316,295,428	$323,270,325

Liabilities
Revolving credit facility	$16,800,000	$13,800,000
Accounts payable and accrued expenses	6,104,661	2,430,656
Total Current Liabilities	22,904,661	16,230,656

Asset retirement obligations	1,419,645	1,294,067
Total Liabilities	24,324,306	17,524,723

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding)	291,972,849	305,747,329
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding)	-	-
Total Partners’ Equity	291,971,122	305,745,602

Total Liabilities and Partners’ Equity	$316,295,428	$323,270,325

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Oil	$6,649,652	$13,600,381	$22,612,030	$36,403,912
Natural gas	429,347	748,818	2,066,813	2,233,675
Natural gas liquids	260,110	1,339,689	2,069,270	3,542,357
Total revenue	7,339,109	15,688,888	26,748,113	42,179,944

Operating costs and expenses
Production expenses	2,228,933	2,914,785	7,977,046	8,536,265
Production taxes	558,288	1,365,925	2,132,056	3,657,937
General and administrative expenses	281,308	343,955	1,043,293	1,042,228
Depreciation, depletion, amortization and accretion	2,767,479	4,481,712	9,403,364	12,705,908
Total operating costs and expenses	5,836,008	9,106,377	20,555,759	25,942,338

Operating income	1,503,101	6,582,511	6,192,354	16,237,606

Gain (loss) on derivatives	498,790	(38,921)	498,790	(2,943,000)
Interest expense, net	(207,847)	(183,480)	(598,063)	(574,127)
Total other expense, net	290,943	(222,401)	(99,273)	(3,517,127)

Net income	$1,794,044	$6,360,110	$6,093,081	$12,720,479

Basic and diluted net income per common unit	$0.09	$0.34	$0.32	$0.67

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2017	18,973,474	$314,254,337	62,500	$-	$(1,727)	$314,252,610
Distributions declared and paid to common units ($0.299178 per common unit)	-	(5,676,446)	-	-	-	(5,676,446)
Net income - three months ended March 31, 2018	-	3,325,445	-	-	-	3,325,445
Balances - March 31, 2018	18,973,474	311,903,336	62,500	-	(1,727)	311,901,609
Distributions declared and paid to common units ($0.369041 per common unit)	-	(7,001,990)	-	-	-	(7,001,990)
Net income - three months ended June 30, 2018	-	3,034,924	-	-	-	3,034,924
Balances - June 30, 2018	18,973,474	307,936,270	62,500	-	(1,727)	307,934,543
Distributions declared and paid to common units ($0.413424 per common unit)	-	(7,844,089)	-	-	-	(7,844,089)
Net income - three months ended September 30, 2018	-	6,360,110	-	-	-	6,360,110
Balances - September 30, 2018	18,973,474	$306,452,291	62,500	$-	$(1,727)	$306,450,564

Balances - December 31, 2018	18,973,474	$305,747,329	62,500	$-	$(1,727)	$305,745,602
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended March 31, 2019	-	2,339,974	-	-	-	2,339,974
Balances - March 31, 2019	18,973,474	301,464,783	62,500	-	(1,727)	301,463,056
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,521)	-	-	-	(6,622,521)
Net income - three months ended June 30, 2019	-	1,959,063	-	-	-	1,959,063
Balances - June 30, 2019	18,973,474	296,801,325	62,500	-	(1,727)	296,799,598
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended September 30, 2019	-	1,794,044	-	-	-	1,794,044
Balances - September 30, 2019	18,973,474	$291,972,849	62,500	$-	$(1,727)	$291,971,122

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flow from operating activities:
Net income	$6,093,081	$12,720,479

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	9,403,364	12,705,908
(Gain) loss on mark-to-market of derivatives	(498,790)	410,768
Non-cash expenses, net	37,328	33,749

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	2,412,723	(2,638,182)
Other current assets	(36,170)	(108,618)
Accounts payable and accrued expenses	(603,796)	837,721

Net cash flow provided by operating activities	16,807,740	23,961,825

Cash flow from investing activities:
Additions to oil and natural gas properties	(3,540,372)	(7,260,576)

Net cash flow used in investing activities	(3,540,372)	(7,260,576)

Cash flow from financing activities:
Cash paid for loan costs	-	(1,845)
Proceeds from revolving credit facility	3,000,000	-
Payments on revolving credit facility	-	(6,200,000)
Distributions paid to limited partners	(19,867,561)	(20,522,525)

Net cash flow used in financing activities	(16,867,561)	(26,724,370)

Decrease in cash and cash equivalents	(3,600,193)	(10,023,121)
Cash and cash equivalents, beginning of period	3,685,327	11,090,846

Cash and cash equivalents, end of period	$85,134	$1,067,725

Interest paid	$574,334	$564,701

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2019

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

As of September 30, 2019, the Partnership owned an approximate 25-26% non-operated working interest in 222 currently producing wells, 12 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”), which is part of the Bakken shale formation in the Greater Williston Basin. Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum North America, LLC (“Oasis”), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2018 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

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

Index

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

The Partnership has elected to participate in the drilling and completion of 19 new wells during the nine months ended September 30, 2019. In total, capital expenditures for the drilling and completion of the 19 wells are estimated to be approximately $31 million, and the Partnership will have an average approximate non-operated working interest of 22% in these 19 wells upon completion.

One well has been completed and drilling activities have commenced for 12 of the remaining 18 wells. The Partnership has incurred approximately $7.1 million in capital expenditures for these 13 wells as of September 30, 2019. The remaining 18 wells are expected to be completed over the next one to six months from September 30, 2019. As of September 30, 2019 and December 31, 2018, the Partnership had approximately $4.4 million and $0.1 million, respectively, in outstanding capital expenditures, which are included in Accounts payable and accrued liabilities on the Partnership’s consolidated balance sheets.

Note 4. Debt

On November 21, 2017, the Partnership, as the borrower, entered into a loan agreement (the “Loan Agreement”), which provided for a revolving credit facility with an approved initial commitment amount of $20 million, subject to borrowing base restrictions. The maturity date was November 21, 2019.

Effective September 30, 2019, the Partnership entered into an amendment and restatement of the Loan Agreement (the “Amended Loan Agreement”), which provides for a revolving credit facility (“Credit Facility”) with an approved initial commitment of $40 million (the “Revolver Commitment Amount”), subject to borrowing base restrictions. The terms of the Amended Loan Agreement are generally similar to those of the original Loan Agreement and include the following: (i) a maturity date of September 30, 2022; (ii) subject to certain exceptions, an interest rate, which did not change from the existing revolving credit facility, equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Amended Loan Agreement; (iii) an increase to the borrowing base from $30 million to an initially stipulated $40 million; and (iv) an increase to the mortgage and lenders’ first lien position from 80% to 90% of the Partnership’s owned producing oil and natural gas properties. The Revolver Commitment Amount may be increased up to $75 million with lender approval.

At September 30, 2019, the outstanding balance on the Credit Facility was $16.8 million, and the interest rate for the Credit Facility was approximately 4.87%. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time; the effective borrowing base and the Revolver Commitment Amount were both $40 million at September 30, 2019.

At closing, the Partnership paid an origination fee of 0.45% on the increase in Revolver Commitment Amount of the Credit Facility (increase from $20 million on previous credit facility to $40 million under revised Credit Facility, or $20 million), or $90,000, and is subject to origination fees of 0.45% for any borrowings made in excess of the Revolver Commitment Amount (as noted above, an increase to the Revolver Commitment Amount would require lender approval). The Partnership is also required to pay an unused facility fee of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter.

Index

The Amended Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer,. If this condition is met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period. At September 30, 2019, the Partnership’s borrowing base of $40 million does not exceed 50% of its estimated producing reserves; therefore, the Partnership is not required to maintain a risk management program. The Amended Loan Agreement does permit the Partnership to enter into derivative contracts with a counterparty at its own discretion so long as the term does not exceed 36 months and does not cover more than 80% of the Partnership’s projected oil and gas volumes.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, each as defined in the Amended Loan Agreement, include:

-	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
-	A minimum ratio of current assets to current liabilities of 1.00 to 1.00
-	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period
-	A limit to Partnership distributions if certain terms and conditions are not met, including being limited to 50% of the previous quarter EBITDAX beginning April 1, 2020.

The Partnership was in compliance with the applicable covenants at September 30, 2019.

Subject to availability, the Credit Facility may provide additional liquidity for future capital investments, including the drilling and completion of wells currently being developed and proposed wells by the Partnership’s operators, and other corporate working capital requirements. Under the Credit Facility, the Partnership may make voluntary prepayments in whole or in part at any time without penalty.

As of September 30, 2019 and December 31, 2018, the outstanding balance on the Credit Facility was $16.8 million and $13.8 million, respectively, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2019	2018
Balance at January 1	$1,294,067	$1,226,879
Well additions	73,096	-
Accretion	52,482	50,391
Revisions	-	-
Balance at September 30	$1,419,645	$1,277,270

Index

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019. The Partnership had no outstanding derivative contracts as of December 31, 2018.

	Fair Value Measurements at September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$498,790	$-
Total	$-	$498,790	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet in Derivative asset at September 30, 2019. See additional detail in Note 7. Risk Management.

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

Note 7. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. In September 2019, the Partnership entered into derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As discussed in Note 4. Debt, the Partnership will be required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer.

Index

At September 30, 2019, the Partnership’s costless collar derivative instrument was in a gain position; therefore, a current asset of approximately $0.5 million, which approximates fair value, was recognized as a Derivative asset on the Partnership’s consolidated balance sheet. The fair value of the Derivative asset at September 30, 2019 was determined based on Level 2 inputs as defined under the fair value hierarchy, which include future prices, volatility and time to maturity, among other things. Counterparty statements were utilized to determine the value of the commodity derivative instruments, and the Partnership reviewed and corroborated the counterparty statements using various methodologies and significant observable inputs.

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a mark-to-market gain of approximately $0.5 million for the three and nine months ended September 30, 2019, which was recorded on the consolidated statements of operations as Gain (loss) on derivatives. No derivative contracts were settled during the three and nine months ended September 30, 2019.

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

The following table presents settlements on matured derivative instruments and non-cash gains or losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash gains or losses below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Settlements on matured derivatives	$-	$(1,100,682)	$-	$(2,532,232)
Gain (loss) on mark-to-market of derivatives	498,790	1,061,761	498,790	(410,768)
Gain (loss) on derivatives	$498,790	$(38,921)	$498,790	$(2,943,000)

At September 30, 2019, the Partnership had one derivative contract, which was a costless collar, and was used to establish floor and ceiling prices on future anticipated oil production. The Partnership did not pay or receive a premium related to the costless collar agreement. The contract is settled monthly and there were no settlement payables or receivables at September 30, 2019. The following table reflects information on the open costless collar contract as of September 30, 2019.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices	Fair Value of Asset / (Liability) at September 30, 2019
10/01/19 - 03/31/20	NYMEX (WTI)	167,000	$55.00 / 59.25	$498,790

The Partnership’s outstanding derivative instrument is covered by an International Swap Dealers Association Master Agreement (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with the counterparty that provide for offsetting payables against receivables from separate derivative instruments.

Note 8. Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, and the General Partner received Incentive Distribution Rights (defined below).

Index

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

For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $19.9 million, respectively. For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.413424 and $1.081643 per common unit, or $7.8 million and $20.5 million, respectively.

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

For the three and nine months ended September 30, 2019, approximately $88,000 and $236,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2019, approximately $88,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and nine months ended September 30, 2018, approximately $58,000 and $188,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and nine months ended September 30, 2019 and 2018, the Partnership paid $25,611 and $76,833 in each period, respectively, to the affiliate of the General Partner. The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and nine months ended September 30, 2019, approximately $65,000 and $200,000, respectively, of expenses subject to the cost sharing agreement were paid by the Partnership and have been or will be reimbursed by ER12. At September 30, 2019, the approximately $65,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets. For the three and nine months ended September 30, 2018, approximately $64,000 and $175,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed by ER12.

Note 10. Subsequent Events

In October 2019, the Partnership entered into an amendment and restatement of its existing revolving credit facility, effective September 30, 2019. At closing, the Partnership borrowed an incremental $0.2 million under the restated Credit Facility to pay closing costs. See further discussion above in Note 4. Debt.

In October 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

As of September 30, 2019, the Partnership owned an approximate 25-26% non-operated working interest in 222 currently producing wells, 12 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two publicly traded oil and gas companies and two of the largest producers in the basin.

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

During the nine months ended September 30, 2019, the Partnership elected to participate in the drilling and completion of 19 new wells. In total, capital expenditures for the drilling and completion of the 19 wells discussed above are estimated to be approximately $31 million, and the Partnership will have an average approximate non-operated working interest of 22% in these 19 wells upon completion.

As of September 30, 2019, one well has been completed and drilling activities have commenced for 12 of the remaining 18 wells. The Partnership has incurred approximately $7.1 million in capital expenditures for these 13 wells as of September 30, 2019. The remaining 18 wells are expected to be completed over the next one to six months from September 30, 2019.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
Average market closing prices (1)
Oil (per Bbl)	$56.44	$69.57	-18.9%	$57.01	$66.85	-14.7%
Natural gas (per Mcf)	$2.38	$2.93	-18.8%	$2.62	$2.94	-10.9%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing producing wells, drill new wells on existing leasehold sites like the six wells discussed above drilled in 2018 and the 12 wells currently in progress at September 30, 2019 discussed above.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$7,339,109	100.0%	$15,688,888	100.0%	-53.2%	$26,748,113	100.0%	$42,179,944	100.0%	-36.6%
Production expenses	2,228,933	30.4%	2,914,785	18.6%	-23.5%	7,977,046	29.8%	8,536,265	20.2%	-6.6%
Production taxes	558,288	7.6%	1,365,925	8.7%	-59.1%	2,132,056	8.0%	3,657,937	8.7%	-41.7%
Depreciation, depletion, amortization and accretion	2,767,479	37.7%	4,481,712	28.6%	-38.2%	9,403,364	35.2%	12,705,908	30.1%	-26.0%
General, administration and other expense	281,308	3.8%	343,955	2.2%	-18.2%	1,043,293	3.9%	1,042,228	2.5%	0.1%

Sold production (BOE):
Oil	134,533		218,368		-38.4%	457,259		612,220		-25.3%
Natural gas	34,343		39,889		-13.9%	116,857		109,669		6.6%
Natural gas liquids	24,807		40,293		-38.4%	99,726		109,383		-8.8%
Total	193,683		298,550		-35.1%	673,842		831,272		-18.9%

Average sales price per unit:
Oil (per Bbl)	$49.43		$62.28		-20.6%	$49.45		$59.46		-16.8%
Natural gas (per Mcf)	2.08		3.13		-33.5%	2.95		3.39		-13.0%
Natural gas liquids (per Bbl)	10.49		33.25		-68.5%	20.75		32.38		-35.9%
Combined (per BOE)	37.89		52.55		-27.9%	39.69		50.74		-21.8%

Average unit cost per BOE:
Production expenses	11.51		9.76		17.9%	11.84		10.27		15.3%
Production taxes	2.88		4.58		-37.1%	3.16		4.40		-28.2%
Depreciation, depletion, amortization and accretion	14.29		15.01		-4.8%	13.95		15.28		-8.7%

Capital expenditures	$5,957,663		$440,618			$7,808,174		$7,204,900

Index

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $7.3 million. Revenues for the sale of crude oil were $6.6 million, which resulted in a realized price of $49.43 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.08 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $10.49 per BOE of sold production. For the three months ended September 30, 2018, revenues for oil, natural gas and NGL sales were $15.7 million. Revenues for the sale of crude oil were $13.6 million, which resulted in a realized price of $62.28 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $3.13 per Mcf. Revenues for the sale of NGLs were $1.3 million, which resulted in a realized price of $33.25 per BOE of sold production.

For the nine months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $26.7 million. Revenues for the sale of crude oil were $22.6 million, which resulted in a realized price of $49.45 per barrel. Revenues for the sale of natural gas were $2.1 million, which resulted in a realized price of $2.95 per Mcf. Revenues for the sale of NGLs were $2.1 million, which resulted in a realized price of $20.75 per BOE of sold production. For the nine months ended September 30, 2018, revenues for oil, natural gas and NGL sales were $42.2 million. Revenues for the sale of crude oil were $36.4 million, which resulted in a realized price of $59.46 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $3.39 per Mcf. Revenues for the sale of NGLs were $3.5 million, which resulted in a realized price of $32.38 per BOE of sold production.

The Partnership’s results for the nine-month period ended September 30, 2019 were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to the same period of 2018. In addition, sold oil production volumes were lower in the third quarter and nine-month period ended September 30, 2019 when compared to the same periods of 2018, which was the result of (i) natural production declines; (ii) production from some of the Partnership’s existing producing wells being temporarily suspended in the second and third quarters of 2019 due to the commencement of drilling new wells on the Partnership’s acreage; and (iii) the Partnership completing six new wells in 2018, of which all six were producing as of September 30, 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The completion of the six wells increased sold production for the three- and nine-month periods ended September 30, 2018.

Sold production of the Partnership’s natural gas has increased for the nine months ended September 30, 2019, when compared to the same period of 2018. A customer’s gas plant was temporarily shut down for maintenance during the second quarter of 2018, which negatively impacted sold production volumes of the Partnership’s natural gas during 2018.

Production for the Sanish Field Assets was approximately 2,100 BOE and 2,500 BOE per day for the three and nine months ended September 30, 2019, while sold production for the Sanish Field Assets was approximately 3,200 BOE and 3,100 BOE for the three and nine months ended September 30, 2018. Production is dependent on the investment in existing wells and the development of new wells. If the Partnership or its operators are unable or it is not cost beneficial to invest in existing wells or develop new wells, production will decline. See discussion of the Partnership’s investment in new wells in 2019 below.

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

For the three months ended September 30, 2019 and 2018, production expenses were $2.2 million and $2.9 million, respectively, and production expenses per BOE of sold production were $11.51 and $9.76, respectively. For the nine months ended September 30, 2019 and 2018, production expenses were $8.0 million and $8.5 million, respectively, and production expenses per BOE of sold production were $11.84 and $10.27, respectively. The decrease in sold production volumes along with fixed lease operating expenses contributed to the increase in production expenses per BOE of sold production for the three and nine months ended September 30, 2019, compared to same periods in 2018.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the three months ended September 30, 2019 and 2018 were $0.6 million (7.6% of revenue) and $1.4 million (8.7% of revenue), respectively. Production taxes for the nine months ended September 30, 2019 and 2018 were $2.1 million (8.0% of revenue) and $3.7 million (8.7% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil.

Index

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2019 and 2018 was $2.8 million and $4.5 million, and DD&A per BOE of sold production was $14.29 and $15.01, respectively. DD&A for the nine months ended September 30, 2019 and 2018 was $9.4 million and $12.7 million, and DD&A per BOE of sold production was $13.95 and $15.28, respectively.

The decrease in 2019 DD&A expense per BOE of production compared to 2018 DD&A expense per BOE of production is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves resulting from changes in the future drill schedule.

General and Administrative Costs

General and administrative costs for the three months ended September 30, 2019 and 2018 were $0.3 million in both periods. General and administrative costs for the nine months ended September 30, 2019 and 2018 were $1.0 million in both periods. The principal components of general and administrative expense are accounting, legal and consulting fees.

Gain (Loss) on Derivatives

In September 2019, the Partnership entered into a derivative contract (costless collar) with the objective to manage the commodity price risk on a portion of anticipated oil production for the six-month period from October 1, 2019 to March 31, 2020. As of September 30, 2019, the Partnership’s derivative contract (costless collar) was in a gain position based upon the contract’s estimated fair market value at the balance sheet date. Based upon the estimated fair value of the derivative contract as of September 30, 2019, the Partnership recorded a mark-to-market gain of approximately $0.5 million. Changes in the fair value of the unsettled derivative contracts represent mark-to-market gains and losses and are recorded on the Partnership’s consolidated statements of operations. The mark-to-market gain recorded by the Partnership in the third quarter of 2019 does not represent an actual settlement and no payment was made to the counterparty during the third quarter of 2019.

In December 2017, January 2018 and March 2018, the Partnership entered into derivative contracts (costless collars) to manage the commodity price risk on a portion of anticipated 2018 oil production. The Partnership’s loss on derivative instruments for the three months ended September 30, 2018 was approximately $40,000. The loss is comprised of (i) $1.10 million of losses on settled derivatives during the period, offset by (ii) $1.06 million of a mark-to-market gain on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $1.1 million represented 108,000 barrels of produced oil, resulting in a loss of $10.19 per barrel of oil. The Partnership’s loss on derivative instruments for the nine months ended September 30, 2018 was $2.9 million. The loss is comprised of (i) $2.5 million of losses on settled derivatives during the period, and (ii) $0.4 million of a mark-to-market loss incurred on derivative instruments outstanding at period end. The Partnership’s recognized losses on settled derivatives of $2.5 million represented 324,000 barrels of produced oil, resulting in a loss of $7.82 per barrel of oil.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s oil production from October 1, 2019 to March 31, 2020.

	Costless Collar Volumes (Bbl)	Floor / Ceiling Prices ($)
10/01/19 - 03/31/20	167,000	55.00 / 59.25

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2019 and 2018 was $0.2 million in both periods. Interest expense, net, for the nine months ended September 30, 2019 and 2018 was $0.6 million in both periods. The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2019 and 2018 was interest expense on the Credit Facility. Although interest rates have declined, the Partnership expects its interest expense to increase in the fourth quarter of 2019 due to an increase in outstanding borrowings.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income	$1,794,044	$6,360,110	$6,093,081	$12,720,479
Interest expense, net	207,847	183,480	598,063	574,127
Depreciation, depletion, amortization and accretion	2,767,479	4,481,712	9,403,364	12,705,908
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(498,790)	(1,061,761)	(498,790)	410,768
Adjusted EBITDAX	$4,270,580	$9,963,541	$15,595,718	$26,411,282

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Partnership has acquired and availability under the Partnership’s revolving credit facility, discussed below. The Partnership anticipates that cash on hand, cash flow from operations and availability under the revolving credit facility will be adequate to meet its anticipated liquidity requirements for at least the next 12 months, including completing capital expenditures discussed below.

Financing

On November 21, 2017, the Partnership, as the borrower, entered into a loan agreement (the “Loan Agreement”), which provided for a revolving credit facility with an approved initial commitment amount of $20 million, subject to borrowing base restrictions. The maturity date was November 21, 2019.

Effective September 30, 2019, the Partnership entered into an amendment and restatement of the Loan Agreement (the “Amended Loan Agreement”), which provides for a revolving credit facility (“Credit Facility”) with an approved initial commitment of $40 million (the “Revolver Commitment Amount”), subject to borrowing base restrictions. The terms of the Amended Loan Agreement are generally similar to the Partnership’s existing revolving credit facility and include the following: (i) a maturity date of September 30, 2022; (ii) subject to certain exceptions, an interest rate, which did not change from the existing revolving credit facility, equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Amended Loan Agreement; (iii) an increase to the borrowing base from $30 million to an initially stipulated $40 million; and (iv) an increase to the mortgage and lenders’ first lien position from 80% to 90% of the Partnership’s owned producing oil and natural gas properties. The Revolver Commitment Amount may be increased up to $75 million with lender approval.

At September 30, 2019, the outstanding balance on the Credit Facility was $16.8 million, the borrowing base was $40 million, and the interest rate for the Credit Facility was approximately 4.87%. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time.

Index

At closing in October 2019, the Partnership paid an origination fee of 0.45% on the change in Revolver Commitment Amount of the Credit Facility (increase from $20 million on previous credit facility to $40 million under revised Credit Facility, or $20 million), or $90,000, and is subject to origination fees of 0.45% for any borrowings made in excess of the Revolver Commitment Amount. The Partnership is also required to pay an unused facility fee of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter.

If certain conditions set forth in the Amended Loan Agreement are met, the Partnership will be required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production. If these conditions are met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, each as defined in the Amended Loan Agreement, include:

-	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
-	A minimum ratio of current assets to current liabilities of 1.00 to 1.00
-	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period
-	A limit to Partnership distributions if certain terms and conditions are not met, including being limited to 50% of the previous quarter EBITDAX beginning April 1, 2020.

The Partnership was in compliance with the applicable covenants at September 30, 2019.

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

Distributions

For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $19.9 million, respectively. For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.413424 and $1.081643 per common unit, or $7.8 million and $20.5 million, respectively. The Partnership generated $16.8 million and $24.0 million, respectively, in cash flow from operating activities for the nine months ended September 30, 2019 and 2018. The Partnership’s ability to maintain the current distribution of $1.40 per common unit per year will be based on its ability to increase cash flow from operating activities. In addition, as discussed in Financing above, the terms of the Amended Loan Agreement may limit the Partnership’s distributions if certain terms and conditions are not met. Specifically, among other terms, the Partnership’s distributions may be limited to 50% of the previous quarter EBITDAX beginning April 1, 2020.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Index

Oil and Natural Gas Properties

The Partnership incurred approximately $7.8 million and $7.2 million in capital expenditures for the nine months ended September 30, 2019 and 2018, respectively. The Partnership expects to invest approximately $40 to $50 million in capital expenditures during the next twelve months from September 30, 2019, which includes an estimated $24 million to fund all remaining drilling and completion costs associated with the 19 wells in which the Partnership has elected to participate, including the one well already completed and the remaining 18 wells in progress.. The Partnership anticipates Whiting will commence drilling on approximately 7 additional wells on the Partnership’s acreage during the fourth quarter of 2019. Inclusive of Whiting’s current drilling program, the Partnership anticipates that it may be obligated to invest $65 to $70 million in drilling capital expenditures from 2020 through 2023 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2019 and into 2020. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2019, the Partnership entered into an amendment and restatement of its existing revolving credit facility, effective September 30, 2019. At closing, the Partnership borrowed an incremental $0.2 million under the restated Credit Facility to pay closing costs. See further discussion above in Liquidity and Capital Resources: Financing.

In October 2019, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.7

First Amended and Restated Revolver Loan Agreement dated as of September 30, 2019 between and among Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively as Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party Hereto, collectively the Lenders.*

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Partners’ Equity, (v) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

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

Date: November 8, 2019