Form 10-K
period 2019-12-31
Energy 11, L.P.
filed 2020-03-10
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2019 was $0.

As of March 10, 2020, the Partnership had 18,973,474 common units outstanding.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•	that the Partnership’s development of its oil and gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

As of December 31, 2019, the Partnership owns an approximate 25% non-operated working interest in 232 currently producing wells, an estimated approximate 22% non-operated working interest in 16 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

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

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Consistent with non-operators of well interests within the industry, the Partnership engages in oil and natural gas well development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include the Partnership’s acreage. The Partnership relies on its operators to propose, permit and initiate the drilling of wells. The Partnership assesses each drilling opportunity on a case-by-case basis and participates in wells that expect to meet a desired return based upon estimates of recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.

Index

The Partnership’s operators generally market and sell the oil and natural gas extracted from Partnership wells. In addition, these operators coordinate the transportation of oil and natural gas production from wells in which the Partnership participates to appropriate pipelines or rail transport facilities pursuant to arrangements that such operators negotiate and maintain with various parties purchasing the production. The price at which Partnership production is sold is generally tied to a market spot price, and the differential between the market spot price and the Partnership’s realized sales price represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year Ended December 31,		Percent
	2019	2018	Change

Sold production (BOE):
Oil	624,079	803,359	-22.3%
Natural gas	148,034	162,041	-8.6%
Natural gas liquids	126,516	157,957	-19.9%
Total	898,629	1,123,357	-20.0%

Average sales price per unit:
Oil (per Bbl)	$49.58	$57.38	-13.6%
Natural gas (per Mcf)	2.78	3.64	-23.6%
Natural gas liquids (per Bbl)	20.65	32.26	-36.0%
Combined (per BOE)	40.08	48.72	-17.7%

Average unit cost per BOE:
Production costs
Production expenses	10.99	10.51	4.6%
Production taxes	3.18	3.98	-20.1%
Total production costs	14.17	14.49	-2.2%
Depreciation, depletion, amortization and accretion	13.86	14.19	-2.3%

Drilling Activity

During 2019, the Partnership elected to participate in the drilling and completion of 33 new wells. Eleven of these 33 wells were completed and were producing at December 31, 2019; the Partnership has an approximate non-operated working interest of 21% in these eleven wells. Drilling activities have commenced for 16 of the remaining 22 wells as of December 31, 2019, and the Partnership has an estimated approximate non-operated working interest of 21% in these 22 wells. These 22 wells are expected to be completed during the first three quarters of 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 33 wells is approximately $52 million, of which approximately $24.4 million was incurred as of December 31, 2019.

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

Index

See further discussion of transactions with related parties in Note 8 titled “Related Parties” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K.

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million.

The Partnership continually pursues options to capitalize on opportunities that can increase future cash flow, as indicated by the Partnership’s election to participate in the drilling of 33 new wells during 2019 at an estimated total investment cost of approximately $52 million. New production resulting from completed wells is expected to enhance the Partnership’s operating performance throughout 2020. During the fourth quarter of 2019 and into the first quarter of 2020, the Partnership has primarily used availability under its revolving credit facility to fund capital expenditures for these 33 wells.

Index

During January and February 2020, the Partnership borrowed $14 million on its revolving credit facility to fund capital expenditures for the Partnership’s in-process drilling program; these borrowings increased the outstanding balance on the revolving credit facility to $38.0 million. The commitment amount for the revolving credit facility is currently $40 million. Although the Partnership does not have a commitment from a lender, the Partnership is working towards increasing its existing commitment.

It is customary industry practice for an operator to defer payment of new well production for a period of months to perform internal processes that ensure accurate payment to all non-operated interest owners, like the Partnership, which has led to and will lead to a lag in the Partnership’s receipt of cash generated from new wells completed. In addition, volatility in energy commodity prices and a tightening credit market have required and will require the General Partner to actively manage the Partnership’s cash position during 2020. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner may adjust the Partnership’s monthly distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures to complete the new wells, and debt service. Further, the General Partner may be required to adjust the Partnership’s monthly distributions during the second quarter of 2020 due to lender restrictions as described in the Amended Loan Agreement discussed Note 4 titled “Debt” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K. If the General Partner adjusts the distribution rate payable to limited partners, any difference between the current annual distribution rate of $1.40 per common unit and the revised annual rate per common unit will be accrued and is required to be paid before final Payout occurs, as defined in the Partnership’s prospectus and as discussed above. If the Partnership does accrue distributions, the Partnership may elect to repay these accrued distributions at any time based upon the Partnership’s available cash flow.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2019:

Proved Reserves (1)	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBOE)	Standardized Measure (2) (in thousands)
PDP Properties	232	8,983	13,400	1,857	13,073	$128,671
PDNP Properties	4	789	833	117	1,045	16,361
PUD Properties	72	9,049	9,543	1,340	11,980	61,790
Total Proved Reserves	308	18,821	23,776	3,314	26,098	$206,822

(1)

The following terms have been used by the Partnership to classify its reserves: Proved developed producing reserves (“PDP”) are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved developed non-producing reserves (“PDNP”) are proved oil and natural gas reserves that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Proved undeveloped reserves (“PUD”) are reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development (reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled).

The Partnership’s proved reserves as of December 31, 2019 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $47.70 per barrel of oil, $(0.03) per MMcf of natural gas and $8.91 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

Index

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2019 were above the average calculated for 2019. However, due to the volatility of the market, a period of sustained lower prices will have a negative impact to the estimated quantities and present values of the Partnership’s reserves and may necessitate future write-downs.

Proved Undeveloped Reserves (PUD)

At December 31, 2019, the Partnership had PUDs of approximately 11,980 MBOE, or approximately 46% of total proved reserves. Total PUDs at December 31, 2018 were 14,000 MBOE. The following table reflects the changes in PUDs during 2019:

MBOE
Proved undeveloped reserves, December 31, 2018	14,000
Revisions of previous estimates (1)	(366)
Extensions, discoveries and other additions (2)	1,460
Conversion to proved developed reserves (3)	(3,114)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2019	11,980

(1)

The annual review of the PUDs resulted in a negative revision of approximately 366 MBOE. This revision was the result of 245 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2018 to December 31, 2019 and 121 MBOE of downward adjustments attributable to changes in the future drill schedule.

(2)	In 2019, extensions, discoveries and other additions of 1,460 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator in the Sanish field.

(3)

The Partnership completed 11 new wells during 2019. In addition, the Partnership had four wells at December 31, 2019 classified as PDNP that were substantially complete and the costs to bring to production were relatively minor. Therefore, the Partnership converted the 11 completed wells and the four PDNP wells from PUD to proved developed reserves, which resulted in a downward adjustment to PUDs of 3,114 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2019 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Index

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2019 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s President works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership’s President also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets with the Partnership’s President to discuss matters and policies related to the Partnership’s reserves.

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2019:

	December 31, 2019
	Gross	Net
Oil wells:
Sanish Field	233	58.9

Of the total well count for 2019, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up.  At December 31, 2019, the Partnership had 232 currently producing wells and one shut-in well. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Index

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2019, all of which is located in the State of North Dakota in the United States:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	16,983	5,261	18,295	5,667	35,278	10,928

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

Delivery Commitments

As of December 31, 2019, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Whiting, as the primary operator of Partnership’s properties, operates 97% of the Partnership’s wells and sold approximately 97% of the Partnership’s production on the Partnership’s behalf in 2019.

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

Insurance

Since the Partnership is not the operator of any of its properties, the Partnership relies on the insurance of the operators of its properties, of which the Partnership’s share of the cost is allocated back to the Partnership through the Joint Operating Agreement. The Partnership’s operators have insurance policies that include coverage for general liability (includes sudden and accidental pollution), physical damage to its oil and gas properties, control of well, auto liability, marine liability, worker’s compensation and employer’s liability, among other things.

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

Competition

The oil and natural gas industry is highly competitive. The Partnership will encounter strong competition from independent oil and gas companies, master limited partnerships and from major oil and gas companies in contracting for drilling equipment and arranging the services of trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those of the Partnership.

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

Environmental, Health and Safety Matters and Regulation

The Partnership’s operations are subject to stringent and complex federal, state and local laws and regulations that govern the oil and natural gas industry, as well as regulations that protect the environment from the discharge of materials into the environment.  These laws and regulations may, among other things:

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

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on the Partnership’s operating costs. In general, the oil and natural gas industry has been the subject of increased legislation and regulatory attention with respect to environmental matters. The trend of more expansive and stricter environmental regulation may continue for the long term.

Index

The following is a summary of some of the existing laws, rules and regulations to which the Partnership’s business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, the Partnership expects its operators to generate waste as a routine part of their operations that may be subject to RCRA. Although a substantial amount of the waste expected to be generated is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future.

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has issued final rules outlining its position on the federal jurisdictional reach over waters of the United States. Litigation surrounding this rule is ongoing. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, the Partnership may be liable for penalties and cleanup and response costs. The federal Clean Water Act only regulates surface waters. However, most of the state analogs to the Clean Water Act also regulate discharges which impact groundwater.

Index

In 2018, the EPA commenced a management study of oil and gas extraction wastewater from both conventional extraction and unconventional extraction such as hydraulic fracturing. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA produced a draft of its findings in May 2019 and received public comment on the draft until July 2019. The draft does not announce any new regulatory efforts regarding oil and gas extraction wastewater.

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

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase the Partnership’s costs of compliance and business.

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

Index

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2019, the EPA proposed amendments that would remove all sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane.

In 2016, the EPA had expanded its regulatory coverage with the addition of new rules limiting methane emissions from new or modified sites and equipment. The EPA attempted to suspend enforcement of the methane rule, but this action was challenged on appeal and was ruled improper. In August 2019, the EPA also proposed amendments that would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. As an alternative, the EPA proposed to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category.

In September 2018, the EPA proposed amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications.

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

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. However, BLM issued a final rule in September 2018, that concluded that the costs the rule would impose would exceed the benefits it was expected to generate and therefore reduced certain compliance burdens deemed to be unnecessary, including requirements to write waste minimization plans, meet methane capture targets and use equipment that meets certain technical standards. BLM’s final rule is being challenged in court.

Index

In March 2019, the EPA announced a voluntary disclosure program for new owners of upstream oil and natural gas exploration and facilities. The program was developed to encourage new owners of these facilities to participate because it provided regulatory certainty and clearly defined civil penalty mitigation beyond what was offered by the EPA’s existing self-disclosure policies. In December 2019, the EPA temporarily expanded its voluntary self-audit and disclosure program for upstream oil and natural gas facilities by giving existing owners the opportunity to find, correct, and self-disclose Clean Air Act violations.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and GHG emissions may be adopted in the future and could cause the Partnership to incur material expenses in complying with them. Both houses of Congress have considered legislation to reduce emissions of GHGs, but no legislation has yet passed. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that somewhat loosened procedures for listing species, recovery, reclassifications and critical habitat designations. The rules removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis.

Index

OSHA and Other Laws and Regulation

The Partnership is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under Title III of CERCLA and similar state statutes require that the Partnership organize and/or disclose information about hazardous materials used or produced in the Partnership’s operations.

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

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. The drilling and production operations performed by the Partnership’s contracted operators are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which the Partnership operates also regulate one or more of the following:

●	the location of wells;
●	the method of drilling, completing and operating wells;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells;
●	the marketing, transportation and reporting of production;
●	notice to surface owners and other third parties; and
●	produced water and waste disposal.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect correlative rights to produce oil and natural gas between owners in a common reservoir or formation, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Partnership are also subject to the jurisdiction of various federal, state and local authorities, which can affect the Partnership’s operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.

States generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within their respective jurisdictions. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

Index

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

The Mineral Leasing Act of 1920, or the Mineral Act, prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. The Partnership qualifies as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that the holders of the Partnership’s common units may be citizens of foreign countries and do not own their common units in a U.S. corporation or even if such interest is held through a U.S. corporation, their country of citizenship may be determined to be non–reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by the Partnership could be subject to cancellation based on such determination.

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

Gathering service, which occurs on pipeline facilities located upstream of FERC-jurisdictional interstate transportation services, is regulated by the states onshore and in state waters. Depending on changes in the function performed by particular pipeline facilities, FERC has in the past reclassified certain FERC-jurisdictional transportation facilities as non-jurisdictional gathering facilities and FERC has reclassified certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities. Any such changes could result in an increase to the Partnership’s costs of transporting gas to point-of-sale locations.

The pipelines used to gather and transport natural gas being produced by the Partnership are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk–based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. From 2012 through the end of 2019, DOE authorized large-scale, long-term (20 years) exports of U.S.-produced LNG and compressed natural gas totaling 38.06 billion cubic feet per day of natural gas to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas.

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

Moreover, as a result of entering into the Credit Facility, as amended and restated, effective in September 2019, the Partnership uses a portion of its cash flow to pay interest on and principal of this indebtedness when due, which will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

Index

The Partnership depends on key personnel, the loss of any of whom could materially adversely affect future operations.

The Partnership’s success will depend to a large extent upon the efforts and abilities of Messrs. Knight, McKenney, Keating and Mallick, the executive officers of the General Partner. The loss of the services of one or more of these key employees could have a material adverse effect on the Partnership. The Partnership does not maintain key-man life insurance with respect to any employees. The Partnership’s business will also be dependent upon its ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause the Partnership to incur greater costs or prevent it from pursuing its acquisition and development strategy as quickly as the Partnership would otherwise wish to do.

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

The General Partner is subject to conflicts of interest in operating the Partnership’s business. These conflicts include:

●

Conflicts caused by the incentive distribution rights held by the General Partner, which may cause it to conduct operations that are riskier to the Partnership, or to sell properties, in order to generate distributions from the incentive distribution rights;

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

Index

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

Effective in September 2019, the Partnership entered into an amended and restated Credit Facility, and restrictions in the Credit Facility may limit the Partnership’s ability to make distributions to holders of its common units and may limit its ability to capitalize on acquisitions and other business opportunities.

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

Index

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

Index

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

At December 31, 2019, Whiting operates 97% of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Whiting, or the Partnership’s other operators, to adequately perform operations, breach the applicable agreements or failure to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Whiting and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

The Partnership will need additional funding for the Sanish Field Assets in order to retain its full interest therein.

The Partnership anticipates that it will be obligated to significantly invest in drilling capital expenditures within the next five years to participate in drilling activity in the Sanish Field Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties. The Partnership will depend, at least in part, on increased cash flow from operations and increased availability under its Credit Facility to fund the anticipated capital expenditures needed to retain its full interest in the Sanish Field Assets. None of these funding sources is guaranteed, and if the Partnership is unable to obtain all of this funding, it may lose all or a portion of the assets acquired, and the Partnership’s results of operations will be negatively affected accordingly.

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

Index

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

The Partnership’s revenue, profitability and cash flow depend upon the prices for oil, natural gas and other hydrocarbons. The prices the Partnership will receive for its production will be volatile and a drop in prices can significantly affect its financial results and adversely affect the Partnership’s ability to obtain credit, maintain its borrowing capacity and to repay indebtedness, all of which can affect the Partnership’s ability to pay distributions. Changes in prices have a significant impact on the value of the Partnership’s reserves and on its cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the Partnership’s control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons;
●	regulations which may prevent or limit the export of oil, natural gas and other hydrocarbons;
●	the amount of added production from development of unconventional natural gas reserves;
●	the price and quantity of foreign imports of oil, natural gas and other hydrocarbons;
●	the level of consumer product demand;
●	adverse weather conditions, natural disasters and global health concerns;
●	the value of the U.S. dollar relative to the currencies of other countries;
●	overall domestic and global economic conditions;
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

Index

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

The Partnership depends on the General Partner and its affiliates and other third-party operators for the development and operation of the Partnership’s properties. The General Partner has limited operating history. Any adverse changes in the financial condition of the General Partner or in the Partnership’s relationship with the General Partner or its officers and employees could hinder its or their ability to successfully manage the Partnership’s operations.

Index

Any adverse changes in the financial health of Energy Resources 12, L.P. (“ER12”) could hinder the Partnership’s operating performance and ability to make distributions.

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

Additional potential risks at the acquisition date and those related to development include, among other things:

●	incorrect assumptions regarding the future prices of oil, natural gas and other hydrocarbons or the future operating or development costs of properties;
●	incorrect estimates of the reserves and projected development results attributable to a property the Partnership owns;
●	drilling, operating and other cost overruns;
●	an inability to integrate successfully the properties the Partnership has acquired;
●	the assumption of liabilities;
●	the diversion of management’s attention from other business concerns; and
●	losses of key employees.

The operator of the properties the Partnership owns may engage in exploration activities on these properties which activities are riskier than development activities.

The Partnership has acquired interests in oil and gas properties which require additional drilling and other exploration activities to fully develop. Some of the drilling on its properties may be classified as exploration drilling. Exploration drilling is inherently riskier than development drilling. Although the Partnership expects that any exploration drilling will generally be located near areas which have undergone successful drilling or in areas with geological characteristics similar to areas which have been successfully developed, no assurances can be made that the exploration or development drilling will be successful in discovering producible oil and gas reserves.

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

Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and gas extraction to publicly owned treatment works. In December 2016, the EPA released its final report “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States.” This report concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. The historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

Index

The Partnership’s hedging transactions will expose it to counterparty credit risk.

In 2018 and 2019, the Partnership engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership may also engage in hedging transaction in future periods. Hedging transactions will expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, its ability to negate the risk may be limited depending upon market conditions.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. Although some of these requirements have been proposed to be rescinded under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. The EPA has issued new rules limiting methane emissions from new or modified oil and gas sources. The rules amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes. In addition, the EPA had announced plans to begin work on regulations to regulate methane emissions from existing oil and gas sources. These rules and any revised rules may require the installation of equipment to control emissions on the Partnership’s producing properties or could require the Partnership to obtain permits for such operations. Although some of these requirements have been proposed to be rescinded under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

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

Index

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

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. The Partnership depends on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with the general partner and third-party partners. Unauthorized access to the Partnership’s seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in the Partnership’s exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport the Partnership’s production to market. A cyber-attack involving the Partnership’s information systems and related infrastructure, or that of the Partnership’s business associates, could negatively impact the Partnership’s operations in a variety of ways, including but not limited to, the following:

●

Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on the Partnership’s ability to compete for oil and gas resources;

●	Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;
●	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;
●	A cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt the Partnership’s major development projects;
●

A cyber-attack on third party gathering, pipeline, or rail transportation systems could delay or prevent the Partnership from transporting and marketing its production, resulting in a loss of revenues;

●

A cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing the Partnership from marketing its production or engaging in hedging activities, resulting in a loss of revenues;

●

A cyber-attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for the Partnership’s production, lower natural gas prices, and reduced revenues;

●	A cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
●	A cyber-attack on the Partnership’s automated and surveillance systems could cause a loss in production and potential environmental hazards;
●	A deliberate corruption of the Partnership’s financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
●

A cyber-attack resulting in the loss or disclosure of, or damage to, the Partnership’s or any of its customer’s or supplier’s data or confidential information could harm the Partnership’s business by damaging its reputation, subjecting it to potential financial or legal liability, and requiring it to incur significant costs, including costs to repair or restore its systems and data or to take other remedial steps.

All of the above could negatively impact the Partnership’s operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, the Partnership may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cyber-attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

Loss of Partnership information and computer systems could adversely affect the Partnership’s business.

The Partnership will be heavily dependent on information systems and computer-based programs of its operators, including well operations information, seismic data, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information in the hardware or software network infrastructure, possible consequences include the Partnership’s loss of communication links, inability of the Partnership’s operators to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on the Partnership’s business.

Index

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

The Partnership is an emerging growth company, as defined in the JOBS Act, and it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Partnership’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  The Partnership expects to continue to take advantage of these reporting exemptions through December 31, 2020, at which date the Partnership will no longer qualify as an emerging growth company.

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

Index

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

Because holders of the Partnership’s common units will be treated as partners to whom the Partnership will allocate taxable income which could be different in amount than the cash the Partnership distributes, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of the Partnership’s taxable income even if you receive no cash distributions from the Partnership.  You may not receive cash distributions from the Partnership equal to your share of the Partnership’s taxable income or even equal to the tax liability that results from that income.

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

Code Section 1446(f) generally imposes a withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is unclear when such regulations will be finalized and if so to what extent the regulations will be adopted.

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

Holders of common units may be subject to a limit on the ability to deduct interest expense incurred by the Partnership.

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2019, there were approximately 19.0 million common units outstanding. As of March 10, 2020, the common units were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, on January 28, 2020, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2019 of $13.82 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2019. The developed per common unit value range is $12.09 – $15.80. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/19
(unaudited)

Estimated fair value of oil and gas properties	$300,264
Estimated fair value of cash and cash equivalents	349
Estimated fair value of other assets and liabilities, net	(14,335)
Estimated fair value of outstanding debt	(24,000)
Estimated fair value of equity	$262,278

Common units outstanding	18,973

Estimated value per common unit	$13.82

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2019. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2019. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2019. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2019 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2020, which ranges from $59.26 per barrel to $51.29 per barrel as of January 1, 2020 to December 31, 2024, and an increase of 3% thereafter with price cap at $100.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2020, which ranges from $2.27 per Mcf to $2.71 per Mcf as of January 1, 2020 to December 31, 2024, and an increase of 3% thereafter with price cap of $6.00 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
o	Weighted average oil differential of $7.95 per barrel of oil
o	Weighted average natural gas differential of $2.61 per Mcf of natural gas

Index

o	Natural gas liquids (NGL) pricing determined using 16.0% of NYMEX oil price
o	Weighted average natural gas shrink of 27.9%
	o	NGL yield of 100.82 barrels per MMcf of wet gas
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
o	Proved developed producing (PDP) assets – 5.0%
o	Proved developed non-producing (PDNP) assets – 10.0%
o	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
o	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
o	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
•

Average well expenses estimated to scale down from $25,000 per well per month in year 1 after well completion to $7,500 per well per month in year 13, then held constant at $6,800 per well per month starting in year 14 through end of well life

•	Gross capital expenditures to drill and complete future development locations estimated at $7.6 million per well

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.66 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.98 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.72 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.73 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.93 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.93 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2019 and 2018, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

Index

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million.

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

Index

As of December 31, 2019, the Partnership owns an approximate 25% non-operated working interest in 232 currently producing wells, an estimated approximate 22% non-operated working interest in 16 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire and develop oil and gas properties located onshore in the United States. On December 18, 2015, the Partnership completed its first purchase in the Sanish field, acquiring an approximate 11% non-operated working interest in the Sanish Field Assets for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase in the Sanish field, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase in the Sanish field, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s then 216 existing producing wells and 150 of the Partnership’s then 253 future development locations in the Sanish Field Assets for approximately $52.4 million.

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

During 2019, the Partnership elected to participate in the drilling and completion of 33 new wells. Eleven of these 33 wells have been completed and are producing; the Partnership has an approximate non-operated working interest of 21% in these eleven wells. Drilling activities have commenced for 16 of the remaining 22 wells as of December 31, 2019, and the Partnership has an estimated approximate non-operated working interest of 21% in these 22 wells. These 22 wells are expected to be completed during the first three quarters of 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 33 wells is approximately $52 million, of which approximately $24.4 million was incurred as of December 31, 2019.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Percent
	2019	2018	Change
Average market closing prices (1)
Oil (per Bbl)	$56.96	$64.95	-12.3%
Natural gas (per Mcf)	$2.56	$3.15	-18.7%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing producing wells and drill new wells on existing leasehold sites, like the six wells drilled in 2018 and the 33 wells in which the Partnership has elected to participate during 2019 discussed above.

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2019 and 2018. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $47.70 per barrel of oil, $(0.03) per MMcf of natural gas and $8.91 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $58.06 per barrel of oil, $0.24 per MMcf of natural gas and $21.63 per barrel of NGL.

Results of Operations for Years 2019 and 2018

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$36,019,602	100.0%	$54,732,228	100.0%	-34.2%
Production expenses	9,873,634	27.4%	11,809,688	21.6%	-16.4%
Production taxes	2,861,995	7.9%	4,467,500	8.2%	-35.9%
Depreciation, depletion, amortization and accretion	12,451,435	34.6%	15,939,376	29.1%	-21.9%
General, administration and other expense	1,303,570	3.6%	1,365,142	2.5%	-4.5%

Sold production (BOE):
Oil	624,079		803,359		-22.3%
Natural gas	148,034		162,041		-8.6%
Natural gas liquids	126,516		157,957		-19.9%
Total	898,629		1,123,357		-20.0%

Average sales price per unit:
Oil (per Bbl)	$49.58		$57.38		-13.6%
Natural gas (per Mcf)	2.78		3.64		-23.6%
Natural gas liquids (per Bbl)	20.65		32.26		-36.0%
Combined (per BOE)	40.08		48.72		-17.7%

Average unit cost per BOE:
Production expenses	10.99		10.51		4.6%
Production taxes	3.18		3.98		-20.1%
Depreciation, depletion, amortization and accretion	13.86		14.19		-2.3%

Capital expenditures	$25,934,419		$7,222,557

Index

Oil, Natural Gas and NGL Sales

For the years ended December 31, 2019 and 2018, revenues for oil, natural gas and NGL sales were $36.0 million and $54.7 million, respectively. Revenues for the sale of oil were $30.9 million and $46.1 million, which resulted in realized prices of $49.58 and $57.38 per barrel, respectively. Revenues for the sale of natural gas were $2.5 million and $3.5 million, which resulted in realized prices of $2.78 and $3.64 per Mcf, respectively. Revenues for the sale of NGL were $2.6 million and $5.1 million, which resulted in realized prices of $20.65 and $32.26 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2019 were approximately $49.92 per barrel of oil, $2.14 per Mcf of natural gas and $20.28 per BOE of NGL, compared to fourth quarter of 2018 prices of approximately $50.71 per barrel of oil, $4.16 per Mcf of natural gas and $31.96 per BOE of NGL.

The Partnership’s results for the year ended December 31, 2019 were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to the year ended December 31, 2018. In addition, sold production volumes for oil, natural gas and NGLs were lower during 2019 when compared to 2018, which was the result of (i) natural production declines; (ii) production from some of the Partnership’s existing producing wells being temporarily suspended, starting in the second quarter of 2019, due to the commencement of drilling new wells on the Partnership’s acreage; and (iii) the Partnership completing six new wells in 2018, of which all six were producing by July 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The completion of the six wells in 2018 increased sold production for the year ended December 31, 2018.

Production for the Sanish Field Assets was approximately 2,400 BOE per day for the fourth quarter of 2019 and approximately 2,500 BOE for the year ended December 31, 2019. In comparison, production for the Sanish Field Assets was approximately 3,200 BOE per day for the fourth quarter of 2018 and approximately 3,100 BOE for the year ended December 31, 2018. Production is dependent on the investment in existing wells and the development of new wells. If the Partnership or its operators are unable, or it is not cost beneficial to invest in existing wells or develop new wells, production will continue to decline. The Partnership’s operators have completed eleven new wells during 2019 and an additional 22 wells are anticipated to be completed during the first three quarters of 2020. As a result, the Partnership anticipates its total sold production volume to increase in 2020 as compared to 2019. See further discussion of the Partnership’s investment in new wells “Liquidity and Capital Resources” below.

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

For the years ended December 31, 2019 and 2018, production expenses were $9.9 million and $11.8 million, respectively, and production expenses per BOE of sold production were $10.99 and $10.51, respectively. The decrease in sold production volumes along with fixed lease operating expenses contributed to the increase in production expenses per BOE of sold production for the year ended December 31, 2019, compared to the year ended December 31, 2018. Production expenses for the fourth quarters of 2019 and 2018 were $1.9 million and $3.3 million, respectively, and production expenses per BOE of sold production were $8.44 and $11.21, respectively. Production expenses per BOE for the fourth quarter of 2019 were below the year-to-date expense per BOE and prior year expense per BOE due to certain of the Partnership’s existing producing wells being temporarily suspended for the development of new wells, as noted above.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the years ended December 31, 2019 and 2018 were $2.9 million (8% of revenue) and $4.5 million (8% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil based on current rates as a percentage of sale price. Production taxes for the fourth quarters of 2019 and 2018 were $0.7 million (8% of revenue) and $0.8 million (6% of revenue), respectively.

Index

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2019 and 2018 was $12.5 million and $15.9 million, and DD&A per BOE of sold production was $13.86 and $14.19, respectively. Sold production of the Partnership’s natural gas and NGLs declined in the second quarter of 2018 due to a customer’s gas plant being temporarily shut down for maintenance. As a result of the facility shutdown, a portion of the Partnership’s produced natural gas and NGL was flared. DD&A per BOE of production, including the flared natural gas and NGL, for the year ended December 31, 2018 was $13.99.

The decrease in 2019 DD&A expense per BOE of production compared to 2018 DD&A expense per BOE of production is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves resulting from changes in the future drill schedule.

General, Administrative and Other Expense

General and administrative costs for the years ended December 31, 2019 and 2018 were $1.3 million and $1.4 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Derivative Instruments

Periodically, the Partnership has entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated future oil production. The Partnership’s loss on derivative instruments for the years ended December 31, 2019 and 2018 was approximately $171,000 and $1.7 million. The 2019 net loss was comprised of (i) a $184,000 in mark-to-market net loss and (ii) a $13,000 net gain on settled derivatives (all in the fourth quarter). The Partnership’s recognized gain on settled derivatives of $13,000 for the year ended December 31, 2019 represented 85,000 barrels of produced oil, resulting in a gain of $0.16 per barrel of oil. The 2018 loss was comprised of $2.8 million of losses on settled derivatives during 2018, offset by the Partnership’s reversal of the $1.0 million mark-to-market loss recognized in December 2017 on derivative instruments outstanding at December 31, 2017. The Partnership’s recognized losses on settled derivatives of $2.8 million for the year ended December 31, 2018 represented 429,000 barrels of produced oil, resulting in a loss of $6.46 per barrel of oil.

The Partnership’s net loss on derivative instruments for the fourth quarter of 2019 was approximately $669,000, comprised of (i) $682,000 in a mark-to-market loss and (ii) a $13,000 net gain on settled derivatives during the three months ended December 31, 2019 (see above for discussion of these settlements). The Partnership’s net loss on derivative instruments for the fourth quarter of 2018 was approximately $1.2 million. The net gain was comprised of (i) the Partnership’s reversal of the $1.4 million mark-to-market hedge liability recorded at September 30, 2018, offset by (ii) $0.2 million of losses on settled derivatives during the three months ended December 31, 2018. The Partnership’s recognized losses on settled derivatives of $0.2 million represented 105,000 barrels of produced oil, resulting in a loss of $2.29 per barrel of oil.

Interest Expense

Interest expense, net, for the years ended December 31, 2019 and 2018 was $0.9 million and $0.8 million, respectively. The primary component of Interest Expense, net, during 2018 and 2019 was the interest expense incurred on its revolving credit facility. With increased borrowings on the revolving credit facility, the Partnership anticipates an increase to interest expense in 2020 when compared to 2019.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income	$8,480,450	$18,638,038
Interest expense, net	877,978	766,403
Depreciation, depletion, amortization and accretion	12,451,435	15,939,376
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	183,850	(1,026,965)
Adjusted EBITDAX	$21,993,713	$34,316,852

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand, the cash flow generated from properties the Partnership has acquired and availability under the Partnership’s revolving credit facility. The Partnership anticipates that cash on hand, cash flow from operations and availability under the credit facility will be adequate to meet its operating liquidity requirements for at least the next 12 months. As discussed below, the Partnership anticipates working to increase the commitment amount under its revolving credit facility to provide for the anticipated capital expenditures associated with new wells in development. If the Partnership cannot obtain additional availability under its revolving credit facility or secure new financing to fund current or proposed capital expenditures, the Partnership may not fully realize the net revenue on the wells in which the Partnership has elected to participate. In addition, if a new well is proposed for development, the General Partner may not be able to participate and elect to “non-consent” (discussed below) the well.

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

Index

At December 31, 2019, the outstanding balance on the Credit Facility was $24.0 million, and the interest rate for the Credit Facility was approximately 5.0%.

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

The Amended Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer. If this condition is met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period. At December 31, 2019, the Partnership’s borrowing base of $40 million does not exceed 50% of its estimated producing reserves; therefore, the Partnership is not required to maintain a risk management program. The Amended Loan Agreement does permit the Partnership to enter into derivative contracts with a counterparty at its own discretion so long as the term does not exceed 36 months and does not cover more than 80% of the Partnership’s projected oil and gas volumes.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default.  Certain of the financial covenants, each as defined in the Amended Loan Agreement, include:

●	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00
●	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period
●	Partnership distributions may be limited if certain terms and conditions are not met; these limitations include (i) being limited to 50% of the previous quarter EBITDAX beginning April 1, 2020 or (ii) having distributions reduced to zero if the availability under the Revolver Commitment Amount is less than 20% of the Revolver Commitment Amount.

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

The Partnership was in compliance with the applicable covenants at December 31, 2019.

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

Distributions

See the definition and discussion of “Payout” in Note 7. Capital Contribution and Partners’ Equity in Part II, Item 8 – Financial Statements and Supplementary Data.

Index

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million. The Partnership generated $20.7 million and $34.0 million in cash flow from operations for the years ended December 31, 2019 and 2018, respectively.

The Partnership continually pursues options to capitalize on opportunities that can increase future cash flow, as indicated by the Partnership’s election to participate in the drilling of 33 new wells during 2019 at an estimated total investment cost of approximately $52 million. New production resulting from completed wells is expected to enhance the Partnership’s operating performance throughout 2020. During the fourth quarter of 2019 and into the first quarter of 2020, the Partnership has primarily used availability under its Credit Facility to fund capital expenditures for these 33 wells.

During January and February 2020, the Partnership borrowed $14 million on its Credit Facility to fund capital expenditures for the Partnership’s in-process drilling program; these borrowings increased the outstanding balance on the Credit Facility to $38.0 million. The Revolver Commitment Amount for the Credit Facility is currently $40 million. Although the Partnership does not have a commitment from a lender, the Partnership is working towards increasing its existing commitment.

It is customary industry practice for an operator to defer payment of new well production for a period of months to perform internal processes that ensure accurate payment to all non-operated interest owners, like the Partnership, which has led to and will lead to a lag in the Partnership’s receipt of cash generated from new wells completed. In addition, volatility in energy commodity prices and a tightening credit market have required and will require the General Partner to actively manage the Partnership’s cash position during 2020. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner may adjust the Partnership’s monthly distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures to complete the new wells, and debt service. Further, the General Partner may be required to adjust the Partnership’s monthly distributions during the second quarter of 2020 due to lender restrictions as described in the Amended Loan Agreement discussed above. If the General Partner adjusts the distribution rate payable to limited partners, any difference between the current annual distribution rate of $1.40 per common unit and the revised annual rate per common unit will be accrued and is required to be paid before final Payout occurs, as defined in the Partnership’s prospectus. If the Partnership does accrue distributions, the Partnership may elect to repay these accrued distributions at any time based upon the Partnership’s available cash flow.

Oil and Gas Properties

The Partnership incurred approximately $25.9 million and $7.2 million in capital expenditures for the years ended December 31, 2019 and 2018, respectively. The Partnership expects to invest approximately $50 to $60 million in capital expenditures during the next twelve months from December 31, 2019, which includes an estimated $27.7 million to fund all remaining drilling and completion costs associated with the 33 wells in which the Partnership has elected to participate, including the eleven completed wells, 16 wells in progress and six that are scheduled to commence in the first quarter of 2020. Based on Whiting’s current drilling program for the Partnership’s wells, the Partnership anticipates that it may be obligated to invest $100 to $120 million in drilling capital expenditures from 2020 through 2024 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2020 and current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, cash on hand and availability under the Credit Facility. Although the Partnership does not have a commitment from a lender, the Partnership anticipates it will be able to increase its existing commitment to finance anticipated capital expenditures. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Index

Contractual Commitments

The following is a summary of the Partnership’s significant contractual obligations as of December 31, 2019:

		Payments Due by Period (in thousands)
	Total	1 year	2-3 years	4-5 years	Over 5 years
Revolving credit facility	$24,000	$-	$24,000	$-	$-
Estimated interest payments (1)	3,312	1,201	2,111	-	-
Capital expenditures (2)	27,707	27,707	-	-	-
	$55,019	$28,908	$26,111	$-	$-

(1)

Interest payments assume no principal repayments until the Credit Facility maturity date of September 30, 2022 and are estimated using the Partnership’s interest rate at December 31, 2019 of approximately 5.00%.

(2)

During 2019, the Partnership elected to participate in the drilling of 33 new wells. Based upon these AFEs, the Partnership estimates remaining capital expenditures for these wells to be approximately $27.7 million and will be paid during 2020.

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

See further discussion in Note 8. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

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

Oil and Natural Gas Properties

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

Impairment

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of the properties exceeds the sum of the estimated undiscounted future net cash flows, the Partnership recognizes an impairment expense equal to the difference between the carrying value and the fair value of the properties, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

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

Index

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

Subsequent Events

In January 2020, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2020, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

During January and February 2020, the Partnership borrowed $14 million on its Credit Facility to fund capital expenditures for the Partnership’s in-process drilling program; these borrowings increased the outstanding balance on the Credit Facility to $38.0 million. The Revolver Commitment Amount for the Credit Facility is currently $40 million. Although the Partnership does not have a commitment from a lender, the Partnership is working towards increasing its existing commitment.

Because of volatility in energy commodity prices and the availability under the Partnership’s Credit Facility, the General Partner may adjust Partnership’s monthly distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures to complete new wells, and debt service. Further, the General Partner may be required to adjust Partnership’s monthly distributions during the second quarter of 2020 due to lender restrictions as described in the Amended Loan Agreement discussed above. If the General Partner adjusts the distribution rate payable to limited partners, any difference between the current annual distribution rate of $1.40 per common unit and the revised annual rate per common unit will be accrued and is required to be paid before final Payout occurs, as defined in the Partnership’s prospectus. If the Partnership does accrue distributions, the Partnership may elect to repay these accrued distributions at any time based upon the Partnership’s operational cash flow.

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

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Energy 11, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, partners’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma

March 10, 2020

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$348,550	$3,685,327
Oil, natural gas and natural gas liquids revenue receivable	5,857,926	6,269,243
Other current assets	284,652	198,770
Total Current Assets	6,491,128	10,153,340

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $53,186,165 and $40,806,378, respectively	326,758,636	313,116,985
Total Assets	$333,249,764	$323,270,325

Liabilities
Revolving credit facility	$-	$13,800,000
Accounts payable, accrued expenses and other current liabilities	20,061,059	2,430,656
Total Current Liabilities	20,061,059	16,230,656

Revolving credit facility	24,000,000	-
Asset retirement obligations	1,452,734	1,294,067
Total Liabilities	45,513,793	17,524,723

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	287,737,698	305,747,329
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	287,735,971	305,745,602

Total Liabilities and Partners’ Equity	$333,249,764	$323,270,325

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenues
Oil	$30,940,480	$46,097,047
Natural gas	2,466,601	3,540,243
Natural gas liquids	2,612,521	5,094,938
Total revenue	36,019,602	54,732,228

Operating costs and expenses
Production expenses	9,873,634	11,809,688
Production taxes	2,861,995	4,467,500
General and administrative expenses	1,303,570	1,365,142
Depreciation, depletion, amortization and accretion	12,451,435	15,939,376
Total operating costs and expenses	26,490,634	33,581,706

Operating income	9,528,968	21,150,522

Loss on derivatives	(170,540)	(1,746,081)
Interest expense, net	(877,978)	(766,403)
Total other expense, net	(1,048,518)	(2,512,484)

Net income	$8,480,450	$18,638,038

Basic and diluted net income per common unit	$0.45	$0.98

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balance December 31, 2017	18,973,474	$314,254,337	62,500	$-	$(1,727)	$314,252,610

Distributions declared and paid to common units ($1.430684 per unit)	-	(27,145,046)	-	-	-	(27,145,046)
2018 Net income	-	18,638,038	-	-	-	18,638,038
Balance December 31, 2018	18,973,474	305,747,329	62,500	-	(1,727)	305,745,602

Distributions declared and paid to common units ($1.396164 per unit)	-	(26,490,081)	-	-	-	(26,490,081)
2019 Net income	-	8,480,450	-	-	-	8,480,450
Balance December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Cash flow from operating activities:
Net income	$8,480,450	$18,638,038

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	12,451,435	15,939,376
(Gain) / loss on mark-to-market of derivatives	183,850	(1,026,965)
Non-cash expenses	47,492	44,947

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	411,317	(50,050)
Other current assets	(11,410)	(78,942)
Accounts payable, accrued expenses and other current liabilities	(885,455)	527,604

Net cash flow provided by operating activities	20,677,679	33,994,008

Cash flow from investing activities:
Additions to oil and natural gas properties	(7,609,391)	(8,052,636)

Net cash flow used in investing activities	(7,609,391)	(8,052,636)

Cash flow from financing activities:
Cash paid for loan costs	(114,984)	(1,845)
Proceeds from revolving credit facility	10,200,000	800,000
Payments on revolving credit facility	-	(7,000,000)
Distributions paid to limited partners	(26,490,081)	(27,145,046)

Net cash flow used in financing activities	(16,405,065)	(33,346,891)

Decrease in cash and cash equivalents	(3,336,777)	(7,405,519)
Cash and cash equivalents, beginning of period	3,685,327	11,090,846

Cash and cash equivalents, end of period	$348,550	$3,685,327

Interest paid	$849,322	$751,847

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$18,423,332	$98,304

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

As of December 31, 2019, the Partnership owns an approximate 25% non-operated working interest in 232 currently producing wells, an estimated approximate 22% non-operated working interest in 16 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

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

Property and Depreciation, Depletion and Amortization

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

Index

Impairment

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of the properties exceeds the sum of the estimated undiscounted future net cash flows, the Partnership recognizes an impairment expense equal to the difference between the carrying value and the fair value of the properties, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Accounts Receivable and Concentration of Credit Risk

Substantially all the Partnership’s accounts receivable is due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2019, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2019, the Partnership’s oil, natural gas and NGL sales were through four operators. Whiting is the operator of 97% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2019 and 2018, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2017	$1,226,879
Well additions	-
Accretion	67,188
Revisions in estimated cash flows	-
Balance as of December 31, 2018	1,294,067
Well additions	87,019
Accretion	71,648
Revisions in estimated cash flows	-
Balance as of December 31, 2019	$1,452,734

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2019 and 2018, there were no such costs accrued.

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

Index

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

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

Note 3.  Oil and Gas Investments

On December 18, 2015, the Partnership completed its first purchase in the Sanish field, acquiring an approximate 11% non-operated working interest in the Sanish Field Assets for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase in the Sanish field, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase in the Sanish field, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s then 216 existing producing wells and 150 of the Partnership’s then 253 future development locations in the Sanish Field Assets for approximately $52.4 million.

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

During 2019, the Partnership elected to participate in the drilling and completion of 33 new wells. Eleven of these 33 wells have been completed and are producing; the Partnership has an approximate non-operated working interest of 21% in these eleven wells. Drilling activities have commenced for 16 of the remaining 22 wells as of December 31, 2019, and the Partnership has an estimated approximate non-operated working interest of 21% in these 22 wells. These 22 wells are expected to be completed during the first three quarters of 2020. In total, the Partnership’s share of estimated capital expenditures for the drilling and completion of these 33 wells is approximately $52 million, of which approximately $24.4 million was incurred as of December 31, 2019. At December 31, 2019 and 2018, the Partnership had approximately $18.4 million and $0.1 million, respectively, in outstanding capital expenditures, which are included in Accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.

Index

As of December 31, 2019, the Partnership owns an approximate 25% non-operated working interest in 232 currently producing wells, an estimated approximate 22% non-operated working interest in 16 wells in various stages of the drilling and completion process and future development sites in the Sanish Field Assets.

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

At December 31, 2019, the outstanding balance on the Credit Facility was $24.0 million, and the interest rate for the Credit Facility was approximately 5.0%.

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

The Amended Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer. If this condition is met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period. At December 31, 2019, the Partnership’s borrowing base of $40 million does not exceed 50% of its estimated producing reserves; therefore, the Partnership is not required to maintain a risk management program. The Amended Loan Agreement does permit the Partnership to enter into derivative contracts with a counterparty at its own discretion so long as the term does not exceed 36 months and does not cover more than 80% of the Partnership’s projected oil and gas volumes.

The Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, each as defined in the Amended Loan Agreement, include:

-	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
-	A minimum ratio of current assets to current liabilities of 1.00 to 1.00
-	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period
-	Partnership distributions may be limited if certain terms and conditions are not met; these limitations include(i) being limited to 50% of the previous quarter EBITDAX beginning April 1, 2020 or (ii) having distributions reduced to zero if the availability under the Revolver Commitment Amount is less than 20% of the Revolver Commitment Amount.

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

The Partnership was in compliance with the applicable covenants at December 31, 2019.

Index

As of December 31, 2019 and 2018, the outstanding balance on the revolving credit facilities was $24.0 million and $13.8 million, respectively, which approximates its fair market value. The Partnership estimated the fair value of its note payable by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

See Note 11. Subsequent Events for additional information on the Partnership’s outstanding borrowings on the Credit Facility.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019. The Partnership had no outstanding derivative contracts as of December 31, 2018.

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(183,850)	$-
Total	$-	$(183,850)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet in Accounts payable, accrued expenses and other current liabilities at December 31, 2019. See additional detail in Note 6. Risk Management.

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

Note 6. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As discussed in Note 4. Debt, the Partnership will be required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer.

The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated oil production. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts are settled monthly. At December 31, 2019, the Partnership had three outstanding monthly costless collar derivative contracts, which hedge a total of 82,000 barrels of 2020 oil production through March 2020 with NYMEX floor and ceiling prices of $55.00 and $59.25, respectively. These instruments were in a loss position at December 31, 2019; therefore, a current liability of approximately $0.2 million, which approximates fair value, was recognized in Accounts payable, accrued expenses and other current liabilities on the Partnership’s consolidated balance sheet.

The fair value of the derivative liability at December 31, 2019 was determined based on Level 2 inputs as defined under the fair value hierarchy. The Partnership determined the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performed an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considered that the counterparty is of substantial credit quality and had the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional discussion above in Note 5. Fair Value of Financial Instruments.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements on matured derivative instruments and non-cash gains and losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect gains and losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash losses below represent the change in fair value of derivative instruments which were held at period-end.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Settlement gain (loss) on matured derivatives, net	$13,310	$(2,773,046)
Gain (loss) on mark-to-market of derivatives, net	(183,850)	1,026,965
Loss on derivatives	$(170,540)	$(1,746,081)

Index

The following table reflects information on the open costless collar contracts as of December 31, 2019.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices ($)	Fair Value of Liability at December 31, 2019
01/01/20 - 03/31/20	NYMEX	82,000	$55.00/ 59.25	$(183,850)

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.430684 per common unit or $27.1 million.

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

For the years ended December 31, 2019 and 2018, approximately $319,000 and $280,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2019, approximately $83,000 was due to/from members of the General Partner; at December 31, 2018, approximately $92,000 was due to a member of the General Partner. These costs are included in Accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

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

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the years ended December 31, 2019 and 2018, the Partnership paid $102,444 to the affiliate of the General Partner. The office space is shared between the Partnership and ER12; therefore, under the cost sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the years ended December 31, 2019 and 2018, approximately $285,000 and $252,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed by ER12. At December 31, 2019 and 2018, approximately $85,000 and $77,000, respectively, was due to the Partnership from ER12 and is included in Other current assets in the consolidated balance sheets.

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

Note 9.  Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2019 and 2018 is as follows:

	2019	2018
Producing properties	$217,356,851	$193,870,475
Non-producing	162,587,950	160,052,888
	379,944,801	353,923,363
Accumulated depreciation, depletion and amortization	(53,186,165)	(40,806,378)
Net capitalized costs	$326,758,636	$313,116,985

Costs Incurred

For the years ended December 31, 2019 and 2018, the Partnership incurred the following costs in oil and natural gas producing activities:

	2019	2018
Development costs	$26,021,438	$7,222,557

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

Index

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2019, 2018 and 2017.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2019, 2018 and 2017, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2017	17,792,142	20,225,331	3,535,095	24,698,126
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (1)	2,568,490	3,833,683	618,310	3,825,746
Production	(803,359)	(1,018,478)	(166,022)	(1,139,127)
December 31, 2018	19,557,273	23,040,536	3,987,383	27,384,745
Acquisition	-	-	-	-
Extensions, discoveries and other additions (2)	1,101,604	1,167,115	163,884	1,460,007
Revisions of previous estimates (3)	(1,213,675)	456,464	(710,685)	(1,848,283)
Production	(624,079)	(888,208)	(126,516)	(898,629)
December 31, 2019	18,821,123	23,775,907	3,314,066	26,097,840

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

(2)	In 2019, extensions, discoveries and other additions of 1,460 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator in the Sanish field.

(3)

Revisions to previous estimates decreased proved reserves by a net amount of 1,848 MBOE. These revisions result from 1,216 MBOE of downward adjustments attributable to well performance when comparing the Partnership’s reserve estimates at December 31, 2019 to December 31, 2018, 511 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2019 to December 31, 2018, and 121 MBOE of downward adjustments attributable to changes in the future drill schedule.

Index

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $47.70 per barrel of oil, $(0.03) per MMcf of natural gas and $8.91 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $58.06 per barrel of oil, $0.24 per MMcf of natural gas and $21.63 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2019, 2018 and 2017 are summarized in the table below. The net quantities classified as proved developed reserves at December 31, 2019 include four proved developed non-producing (“PDNP”) wells converted to producing, as these wells were substantially complete at December 31, 2019 and the costs to bring to production were relatively minor.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2017	9,640,723	11,300,071	1,975,089	13,499,158
December 31, 2018	9,195,064	12,333,784	2,134,478	13,385,173
December 31, 2019	9,771,596	14,232,526	1,974,006	14,117,690

Proved undeveloped reserves:
December 31, 2017	8,151,419	8,925,260	1,560,006	11,198,968
December 31, 2018	10,362,209	10,706,752	1,852,905	13,999,573
December 31, 2019	9,049,527	9,543,381	1,340,060	11,980,151

The following details the changes in proved undeveloped reserves (PUD) for 2018 and 2019:

BOE
Proved undeveloped reserves, December 31, 2017	11,198,968
Revisions of previous estimates (1)	2,800,605
Conversion to proved developed reserves	-
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2018	13,999,573
Revisions of previous estimates (2)	(365,470)
Extensions, discoveries and other additions (3)	1,460,007
Conversion to proved developed reserves (4)	(3,113,959)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2019	11,980,151

(1)

The annual review of the PUDs resulted in a positive revision of approximately 2,801 MBOE. This revision was the result of 2,801 MBOE of upward adjustments attributable to changes in the future drill schedule.

(2)

The annual review of the PUDs resulted in a negative revision of approximately 365 MBOE. This revision was the result of 244 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2018 to December 31, 2019 and 121 MBOE of downward adjustments attributable to changes in the future drill schedule.

(3)	In 2019, extensions, discoveries and other additions of 1,460 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator in the Sanish field.

(4)

The Partnership completed 11 new wells during 2019. In addition, the Partnership had four wells at December 31, 2019 classified as PDNP that were substantially complete and the costs to bring to production were relatively minor. Therefore, the Partnership converted the 11 completed wells and the four PDNP wells from PUD to proved developed reserves, which resulted in a downward adjustment to PUDs of 3,114 MBOE.

Index

Based upon current information from its operators, the Partnership anticipates all current PUD locations will be drilled and converted to PDP within five years of the date they were added. PUD locations and associated reserves which are no longer projected to be drilled within five years from the date they were first booked as proved undeveloped reserves have been removed as revisions at the time that determination was made.

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

	2019	2018
Future cash inflows	$926,512,000	$1,227,291,000
Future production costs	(297,812,320)	(352,130,610)
Future development costs	(120,692,304)	(121,058,281)
Future net cash flows	508,007,376	754,102,109
10% annual discount	(301,184,896)	(449,217,234)
Standardized measure of discounted future net cash flows	$206,822,480	$304,884,875

Changes in the standardized measure of discounted future net cash flows are as follows:

	2019	2018
Standardized measure at beginning of period	$304,884,875	$185,905,250
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	21,876,159	-
Sales of oil, natural gas and NGLs, net of production costs	(23,283,973)	(38,455,040)
Net changes in prices and production costs	(100,417,683)	102,818,878
Development costs incurred during the period	26,021,438	7,222,557
Revisions to previous estimates	(27,133,641)	60,946,100
Accretion of discount	30,530,765	18,616,304
Change in estimated future development costs	(25,655,460)	(32,169,174)
Standardized measure of discounted future net cash flows	$206,822,480	$304,884,875

Index

Note 10.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2019 and 2018.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,091,345	$9,317,659	$7,339,109	$9,271,489
Net income	$2,339,974	$1,959,063	$1,794,044	$2,387,369
Basic and diluted net income per common share	$0.12	$0.10	$0.09	$0.13

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$13,067,734	$13,423,322	$15,688,888	$12,552,284
Net income	$3,325,445	$3,034,924	$6,360,110	$5,917,559
Basic and diluted net income per common share	$0.18	$0.16	$0.34	$0.30

Note 11.  Subsequent Events

In January 2020, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2020, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

During January and February 2020, the Partnership borrowed $14 million on its Credit Facility to fund capital expenditures for the Partnership’s in-process drilling program; these borrowings increased the outstanding balance on the Credit Facility to $38.0 million. The Revolver Commitment Amount for the Credit Facility is currently $40 million. Although the Partnership does not have a commitment from a lender, the Partnership is working towards increasing its existing commitment.

Because of volatility in energy commodity prices and the availability under the Partnership’s Credit Facility, the General Partner may adjust Partnership’s monthly distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures to complete new wells, and debt service. Further, the General Partner may be required to adjust Partnership’s monthly distributions during the second quarter of 2020 due to lender restrictions as described in the Amended Loan Agreement discussed above. If the General Partner adjusts the distribution rate payable to limited partners, any difference between the current annual distribution rate of $1.40 per common unit and the revised annual rate per common unit will be accrued and is required to be paid before final Payout occurs, as defined in the Partnership’s prospectus. If the Partnership does accrue distributions, the Partnership may elect to repay these accrued distributions at any time based upon the Partnership’s operational cash flow.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2019, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2019.

Name	Age	Position
Glade M. Knight	75	Chairman of the Board and Chief Executive Officer
David S. McKenney	57	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	40	Director and Co-Chief Operating Officer
Michael J. Mallick	57	Director and Co-Chief Operating Officer
Clifford J. Merritt	59	President

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

Index

Clifford J. Merritt. On December 18, 2015, Mr. Merritt was appointed as President of the General Partner. Mr. Merritt had been a consultant to us since July 1, 2014, and to other private exploration and development companies since November 2013. Prior to that time and since 2004 he was employed by Chesapeake Energy Corporation. From 2010 to 2013 he served as Chesapeake’s Vice President Land – Southern Division and from 2005 to 2010 as Chesapeake’s Land Manager – Barnett Shale District. Before joining Chesapeake, he worked for Okland Oil, Ricks Exploration and Concho Resources during the years of 1990 through 2003, each of which is an independent oil and gas company. He has a B.B.A. from the University of Central Oklahoma. During his career, Mr. Merritt has been involved and managed the Land functions of numerous acquisitions and divestitures of oil and gas properties and supervised the drilling and completion of over 2,000 oil and gas wells throughout multiple states in the continental US. Additionally, Mr. Merritt provides consulting services to Regional Energy Investors, LP.

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

Audit and Compensation Committee

The Partnership does not have a formal compensation committee and the General Partner’s Board of Directors serves as the audit committee. Because the Partnership does not have and is not seeking to list any securities on a national securities exchange or on an inter-dealer quotation system, the Partnership is not subject to some of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, the Partnership is not required to have a board of directors comprised of a majority of independent directors or to have an audit committee comprised of independent directors. Accordingly, the Board of Directors has not made any determination as to whether any of the members of the Board of Directors or committees thereof would qualify as independent under the listing standards of any national securities exchange or any inter-dealer quotation system or under any other independence definition. Additionally, for the same reason, the Partnership has not yet determined whether any of its directors is an audit committee financial expert.

Index

Item 11.  Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2019 and 2018. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2019	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2018	$—	$—	$—	$—

Clifford J. Merritt	2019	$203,480	$20,000	$—	$223,480
President	2018	$212,305	$20,000	$—	$232,305

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The owners of the General Partner will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with attending board of directors’ meetings or managing the Partnership’s business. The owners of the General Partner will not receive any salary, bonus or consulting fees for serving on the board of directors or managing the Partnership’s business other than distributions in accordance with the incentive distribution rights, if any.

For the month of January 2018, the Partnership paid Mr. Merritt annual base compensation of $300,000 and basic health benefits. On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy Resources 12, L.P. (“ER12”) that gives ER12 access to the Partnership’s personnel and administrative resources, including the services of Mr. Merritt. Therefore, from February 1, 2018 to December 31, 2019, Mr. Merritt’s base compensation, bonus and basic health benefits were split evenly between the Partnership and ER12. Effective February 1, 2018, the General Partner agreed to pay Mr. Merritt base compensation of $400,000 annually and basic health insurance benefits. Mr. Merritt also has a 5% interest in the General Partner’s incentive distribution rights.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2019, other than the Incentive Distribution Rights.

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2020 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

●	all persons who, to the knowledge of the Partnership’s management team, beneficially own more than 5% of the Partnership’s common units;
●	each executive officer of the General Partner; and
●	all current directors and executive officers of the General Partner as a group.

Index

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

Ownership of the General Partner

The General Partner is a limited liability company. The members of the General Partner and the membership interest owned are as follows:

●	GKOG, LLC, owns a 25% membership interest in the General Partner. GKOG, LLC is a limited liability company owned by Mr. Knight and his immediate family.
●	DMOG, LLC owns a 25% membership interest in the General Partner. DMOG, LLC is a limited liability company owned by Mr. McKenney and his immediate family.
●	CFK Energy, LLC owns a 25% membership interest in the General Partner. CFK Energy, LLC is a limited liability company owned by Mr. Keating and his immediate family.
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

During the years ended December 31, 2019 and 2018, approximately $319,000 and $280,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

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

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. Effective February 1, 2018, the General Partner agreed to increase Mr. Merritt’s annual base compensation from $300,000 to $400,000. For the years ended December 31, 2019 and 2018, Mr. Merritt was paid $223,480 and $232,305, respectively, by the Partnership. Under the cost sharing agreement described above, Mr. Merritt’s compensation and benefits were split evenly between the Partnership and ER12 from February 1, 2018 to December 31, 2019.

Office Lease

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership made twelve monthly payments of $8,537. The terms of the agreement have continued on a month-to-month basis at the same monthly rate for all of 2018 and 2019 and are expected to continue on a month-to-month basis at the same monthly rate into 2020. The month-to-month office space lease is a shared cost between the Partnership and ER12 under the cost sharing agreement described above. Therefore, for the years ended December 31, 2019 and 2018, the Partnership paid $51,222 in both periods to the affiliate of the General Partner.

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

Item 14.  Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2019. Grant Thornton was selected and appointed as the Partnership’s independent registered public accounting firm on March 18, 2015.

For the fiscal years ended December 31, 2019 and 2018, fees paid or payable to Grant Thornton for services performed in connection with the audit of the 2019 financial statements, the audit of the 2018 financial statements, reviews of SEC comment letters, issuance of consents and 2019 and 2018 interim reviews are as follows:

Audit Fees

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit fees	$184,500	$157,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$184,500	$157,000

Index

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by Grant Thornton during the years ended December 31, 2019 and 2018 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(ii) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018

(iii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2019 and 2018

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

EXHIBIT NUMBER	Description Of Exhibit

1.1

Exclusive Dealer Manager Agreement with David Lerner Associates, Inc. (incorporated by reference from Exhibit 1.1 to Amendment No. 7 to the Partnership’s Registration Statement on Form S-1 filed on December 31, 2014)

2.1

Exclusive Option Agreement dated November 3, 2016 among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and Don P. Millican (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on November 4, 2016)

2.2

Interest Purchase Agreement dated January 4, 2017 among Energy 11 Operating Company, LLC, Kaiser-Whiting, LLC, and the owners of Kaiser-Whiting, LLC (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on January 12, 2017)

2.3

First Amendment to Interest Purchase Agreement by and among Energy 11 Operating Company, LLC, a Delaware limited liability company, Kaiser-Whiting, LLC, an Oklahoma limited liability company and the owners of all the limited liability company interests in Kaiser-Whiting, LLC (incorporated by reference from Exhibit 2.5 to the Partnership’s Annual Report on Form 10-K filed on March 3, 2017)

2.4

Interest Purchase Agreement dated March 8, 2017 among Energy 11 Operating Company, LLC, Kaiser Acquisition and Development – Whiting, LLC, and Kaiser Acquisition and Development, LLC and George B. Kaiser (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on March 10, 2017)

3.1	Certificate of limited partnership of Energy 11, L.P. (incorporated by reference from Exhibit 3.1 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed on November 21, 2014)
3.2

First Amended and Restated Limited Partnership Agreement of Energy 11, L.P. dated as of August 19, 2015 (incorporated by reference from Exhibit A to the Prospectus included as part of the Amendment No. 6 to the Partnership’s Registration Statement on Form S-1 filed on December 12, 2014)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act*

Index

10.1	Letter Agreement between Energy 11 GP, LLC and Clifford Merritt (incorporated by reference from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 21, 2015)
10.2

First Amended and Restated Revolver Loan Agreement dated as of September 30, 2019 between and among Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively as Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party Hereto, collectively the Lenders (incorporated by reference from Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q on November 8, 2019)

21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants*
101

The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101

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

Date: March 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 10, 2020
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 10, 2020
(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 10, 2020

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 10, 2020