Form 10-Q
period 2020-06-30
Energy 11, L.P.
filed 2020-08-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$7,666,221	$348,550
Oil, natural gas and natural gas liquids revenue receivable	2,829,721	5,857,926
Other current assets	168,342	284,652
Total Current Assets	10,664,284	6,491,128

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $63,608,271 and $53,186,165, respectively	334,511,764	326,758,636
Total Assets	$345,176,048	$333,249,764

Liabilities
Accounts payable, accrued expenses and other current liabilities	$22,011,811	$20,061,059
Total Current Liabilities	22,011,811	20,061,059

Revolving credit facility	40,000,000	24,000,000
Asset retirement obligations	1,521,186	1,452,734
Total Liabilities	63,532,997	45,513,793

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	281,644,778	287,737,698
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	281,643,051	287,735,971

Total Liabilities and Partners’ Equity	$345,176,048	$333,249,764

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Oil	$3,995,270	$7,870,308	$14,225,003	$15,962,378
Natural gas	401,106	676,354	755,680	1,637,466
Natural gas liquids	356,142	770,997	875,369	1,809,160
Total revenue	4,752,518	9,317,659	15,856,052	19,409,004

Operating costs and expenses
Production expenses	2,120,130	2,929,396	4,172,367	5,748,113
Production taxes	416,550	762,975	1,408,891	1,573,768
General and administrative expenses	355,137	267,503	920,434	761,985
Depreciation, depletion, amortization and accretion	5,897,854	3,202,334	10,462,715	6,635,885
Total operating costs and expenses	8,789,671	7,162,208	16,964,407	14,719,751

Operating income (loss)	(4,037,153)	2,155,451	(1,108,355)	4,689,253

Gain on derivatives	-	-	440,890	-
Interest expense, net	(404,368)	(196,388)	(840,629)	(390,216)
Total other expense, net	(404,368)	(196,388)	(399,739)	(390,216)

Net income (loss)	$(4,441,521)	$1,959,063	$(1,508,094)	$4,299,037

Basic and diluted net income (loss) per common unit	$(0.23)	$0.10	$(0.08)	$0.23

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2018	18,973,474	$305,747,329	62,500	$-	$(1,727)	$305,745,602
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended March 31, 2019	-	2,339,974	-	-	-	2,339,974
Balances - March 31, 2019	18,973,474	301,464,783	62,500	-	(1,727)	301,463,056
Distributions declared and paid to common units ($0.369041 per common unit)	-	(6,622,521)	-	-	-	(6,622,521)
Net income - three months ended June 30, 2019	-	1,959,063	-	-	-	1,959,063
Balances - June 30, 2019	18,973,474	$296,801,325	62,500	$-	$(1,727)	$296,799,598

Balances - December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971
Distributions declared and paid to common units ($0.241644 per common unit)	-	(4,584,826)	-	-	-	(4,584,826)
Net income - three months ended March 31, 2020	-	2,933,427	-	-	-	2,933,427
Balances - March 31, 2020	18,973,474	286,086,299	62,500	-	(1,727)	286,084,572
Net loss - three months ended June 30, 2020	-	(4,441,521)	-	-	-	(4,441,521)
Balances - June 30, 2020	18,973,474	$281,644,778	62,500	$-	$(1,727)	$281,643,051

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Cash flow from operating activities:
Net income (loss)	$(1,508,094)	$4,299,037

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	10,462,715	6,635,885
Gain on mark-to-market of derivatives	(183,850)	-
Non-cash expenses, net	20,327	22,397

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	3,028,205	1,378,300
Other current assets	95,982	91,142
Accounts payable, accrued expenses and other current liabilities	1,070,422	(227,597)

Net cash flow provided by operating activities	12,985,707	12,199,164

Cash flow from investing activities:
Additions to oil and natural gas properties	(17,083,210)	(272,935)

Net cash flow used in investing activities	(17,083,210)	(272,935)

Cash flow from financing activities:
Proceeds from revolving credit facility	16,000,000	-
Distributions paid to limited partners	(4,584,826)	(13,245,041)

Net cash flow provided by (used in) financing activities	11,415,174	(13,245,041)

Increase (decrease) in cash and cash equivalents	7,317,671	(1,318,812)
Cash and cash equivalents, beginning of period	348,550	3,685,327

Cash and cash equivalents, end of period	$7,666,221	$2,366,515

Interest paid	$861,825	$384,593

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$19,487,513	$1,675,880

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2020

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

As of June 30, 2020, the Partnership owned an approximate 25% non-operated working interest in 239 producing wells, an estimated approximate 20% non-operated working interest in 25 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE:OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Drilling Program, Oil Demand, Current Pricing, Liquidity and Going Concern Considerations

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. The Partnership estimates the total investment for these 43 new wells to be approximately $63 million. In conjunction with this drilling program performed primarily by Whiting, the Partnership had incurred approximately $42 million in capital expenditures through June 30, 2020, which was primarily funded by availability under the Partnership’s $40 million revolving credit facility (“Credit Facility”, described in Note 4. Debt). However, the Partnership used all availability under its Credit Facility by March 31, 2020. New production from completed wells was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage.

Subsequent to the Partnership’s election to participate in Whiting’s drilling program, the outbreak of a novel coronavirus (“COVID-19”) in China spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries for an undetermined period of time, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March 2020 and remained depressed during the second quarter of 2020. Demand for oil and natural gas is not anticipated to return to pre-COVID-19 levels during 2020. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. All of these factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. Although NYMEX oil prices improved in June 2020 to an approximate monthly average of $38 per barrel, prices remain below pre-COVID-19 levels. With the anticipation that worldwide oil and natural gas prices would be depressed at least through the second quarter of 2020, operators within the United States altered drilling programs and reduced forecasted capital expenditures. Also, many operators implemented other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. These factors have had and are anticipated to have an adverse impact on the Partnership’s business and its financial condition. Due to the impacts to the global oil and gas industry described above, the General Partner approved the suspension of distributions to limited partners of the Partnership in March 2020. Further, Whiting and certain of its subsidiaries declared bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020. Whiting has operated its business in the normal course without material disruption to its vendors, partners or employees, including the Partnership, during the bankruptcy process. Subsequent to filing for Chapter 11 protection, Whiting suspended its Sanish field drilling program during the second quarter of 2020. As of June 30, 2020, the Partnership had approximately $20 million in accrued operating and capital expenditures due to Whiting.

Index

In July 2020, the Partnership entered into a loan agreement for a one year, $15 million term loan (“Affiliate Loan”) that matures on July 21, 2021 (see Note 4. Debt for additional information). The Partnership used proceeds from the Affiliate Loan plus cash on hand to pay the outstanding balance to Whiting. In addition to the Affiliate Loan, the Partnership entered into a letter agreement (“Letter Agreement”) with its lending group for its Credit Facility. The Letter Agreement, among other items, waived the non-compliance of certain covenants under the Credit Facility; however, the Letter Agreement changed the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021.

Therefore, the Partnership’s outstanding debt obligations at the date of filing of this Form 10-Q total $55 million and mature within one year of the filing of this Form 10-Q. The Partnership’s ability to continue as a going concern is dependent on several factors including, but not limited to, (i) the Partnership’s ability to comply with its obligations under its loan agreements (see Note 4. Debt for further discussion); (ii) refinancing its existing debt and/or securing additional capital; (iii) an increase in demand for oil and natural gas as the global economy recovers from the effects of the COVID-19 pandemic and the existing oversupply of oil in the United States; and (iv) an increase in oil and natural gas market prices, which will improve the Partnership’s cash flow generated from operations. The Partnership can provide no assurance that it will be able to achieve any of these objectives. Refinancing its existing debt or securing additional capital may not be available on favorable terms to the Partnership, if it is available at all. There also can be no assurance that economic activity and oil and natural gas market conditions, including commodity prices, will return to pre-COVID-19 levels, or that the Partnership will be able to meet its operational obligations. If the Partnership is unable to refinance or repay its debt obligations or is unable to meet its operational obligations, the Partnership could be required to liquidate certain of its assets used for collateral to satisfy these obligations, which create the substantial doubt that exists about the ability of the Partnership to continue as a going concern for one year after the date these financial statements are issued.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2019 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. As the Partnership does not operate its properties, it receives actual oil, natural gas, and NGL sales volumes and prices, net of costs incurred by the operators, two to three months after the date production is delivered by the operator. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from the Partnership’s operators are accrued in Oil, natural gas and natural gas liquids revenue receivable in the consolidated balance sheets. Variances between the Partnership’s estimated revenue and actual payments are recorded in the month the payment is received; differences have been and are insignificant. As a result, the variable consideration is not constrained. The Partnership has elected to utilize the practical expedient in ASC 606 that states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each delivery of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Index

Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers.

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in ASU No. 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. While the guidance in ASU No. 2020-04 became effective upon issuance, the provisions of the ASU did not have a material impact on the Partnership’s consolidated financial statements and related disclosures as of June 30, 2020.

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. Eighteen (18) of these 43 wells have been completed and were producing at June 30, 2020; the Partnership has an approximate non-operated working interest of 22% in these 18 wells. The Partnership has an estimated approximate non-operated working interest of 20% in the remaining 25 wells that are in-process as of June 30, 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $63 million, of which approximately $42 million was incurred as of June 30, 2020. Whiting suspended its Sanish field drilling program during the second quarter of 2020 in response to the significant reduction in demand for oil caused by COVID-19 and the oversupply of oil in the United States. The Partnership estimates it may incur approximately $5 to $7 million in additional capital expenditures during the second half of 2020 based upon the status of these wells when Whiting suspended its drilling program. However, it is difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

Index

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19, commodity price decreases and the oversupply of oil in the United States to be potential indicators of impairment and, as a result, performed a test of recoverability for the Sanish Field Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of July 1, 2020, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Sanish Field Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of June 30, 2020.

If current macro-economic conditions continue or worsen, the carrying value of the Partnership’s oil and natural gas properties may not be recoverable and impairment losses could be recorded in future periods.

Note 4. Debt

Revolving Credit Facility

On November 21, 2017, the Partnership, as the borrower, entered into a loan agreement (the “Loan Agreement”) between and among the Partnership and Simmons Bank, as administrative agent and the lenders party thereto (the “Lender”), which provided for a revolving credit facility with an approved initial commitment amount of $20 million, subject to borrowing base restrictions. The maturity date was November 21, 2019. Effective September 30, 2019, the Partnership entered into an amendment and restatement of the Loan Agreement (the “Amended Loan Agreement”) with Lender, which provided for the Credit Facility with an approved initial commitment of $40 million (the “Revolver Commitment Amount”), subject to borrowing base restrictions. The terms of the Amended Loan Agreement were generally similar to the Partnership’s existing revolving credit facility and included the following: (i) a maturity date of September 30, 2022; (ii) subject to certain exceptions, an interest rate, which did not change from the existing revolving credit facility, equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Amended Loan Agreement; (iii) an increase to the borrowing base from $30 million to an initially stipulated $40 million; and (iv) an increase to the mortgage and lenders’ first lien position from 80% to 90% of the Partnership’s owned producing oil and natural gas properties.

At closing of the Amended Loan Agreement in October 2019, the Partnership paid an origination fee of 0.45% on the change in Revolver Commitment Amount of the Credit Facility (increase from $20 million on previous credit facility to $40 million under revised Credit Facility, or $20 million), or $90,000. The Partnership is also required to pay an unused facility fee of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter. At June 30, 2020, the outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 3.75%.

On July 21, 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with Lender that amended and modified the Amended Loan Agreement. The modifications to the Amended Loan Agreement include, among other items, the following:

-	Maturity date was changed from September 30, 2022 to July 31, 2021;
-	Interest rate was changed to the prime rate plus 1.00%, with an interest rate floor of 4.00% (an increase of 50 basis points from the rate prior to the Letter Agreement);
-	Any future Partnership distributions to limited partners require Lender approval;
-	Calculation of the current ratio covenant is suspended until the reporting date for September 30, 2020;
-	The definition of current ratio excludes the Affiliate Loan, discussed below, from the definition of liabilities; and
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity.

Also, under the Letter Agreement, commencing August 31, 2020, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and natural gas sales. The risk management program must cover at least 80% of the Partnership’s projected total production of oil and natural gas for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021).

Index

In addition to the modification of certain terms under the Amended Loan Agreement, the Letter Agreement waived the defaults by the Partnership under the Amended Loan Agreement that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also allows for the Affiliate Loan discussed below and payments under the Affiliate Loan.

In consideration for the modifications, amendments and waivers described above to the Amended Loan Agreement, the Letter Agreement provides for an amendment fee to Lender of $40,000, of which $15,000 is due September 30, 2020 and $25,000 is due December 31, 2020.

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

As described above, the Letter Agreement waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Partnership was in compliance with its other covenants at June 30, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time.

As of June 30, 2020 and December 31, 2019, the outstanding balance on the Credit Facility was $40 million and $24 million, respectively, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, oil, natural gas and natural gas liquids revenue receivable, accounts payable and accrued expenses, reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan has substantially the same terms as the Term Loan and is personally guaranteed by Mr. Knight and Mr. McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of the GKDML Loan. The Term Loan may be prepaid at any time with no penalty and in any amount, but any amounts repaid may not be reborrowed. The Partnership anticipates utilizing cash from operations to reduce outstanding balances under the Term Loan.

Index

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

	2020	2019
Balance at January 1	$1,452,734	$1,294,067
Well additions	27,844	19,338
Accretion	40,608	39,521
Revisions	-	-
Balance at June 30	$1,521,186	$1,352,926

Note 6. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As discussed in Note 4. Debt, the Partnership is required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021).

At December 31, 2019, the Partnership had three outstanding monthly costless collar derivative contracts, which hedged a total of 82,000 barrels of first quarter 2020 oil production. The Partnership settled these monthly derivative contracts during the first quarter of 2020 at a gain of approximately $257,000. The Partnership also recorded a non-cash gain during the first quarter of 2020, which represented the reversal of the $184,000 derivative liability recorded at December 31, 2019 on the Partnership’s consolidated balance sheet. The Partnership did not enter into any new contracts during the second quarter of 2020 and had no outstanding contracts at June 30, 2020.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives did not qualify or were not designated as a hedge, the changes in the fair value were recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents the Partnership’s gain at settlement of its matured derivative instruments and the non-cash gain the Partnership recorded during the six months ended June 30, 2020.

Six Months Ended June 30, 2020
Settlements on matured derivatives	$257,040
Gain on mark-to-market of derivatives	183,850
Gain on derivatives	$440,890

Index

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2020, the unpaid Payout Accrual totaled $0.475616 per common unit, or approximately $9 million. As discussed in Note 4. Debt and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval.

For the six months ended June 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million. For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.6 million and $13.2 million, respectively.

Index

Note 8. Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to any existing related party transactions, as well as any new significant related party transactions, including approving the loan discussed below.

As described in Note 4. Debt, in July 2020, the Partnership entered into a loan agreement with GKDML, which provided for a $15 million unsecured, one-year Term Loan. GKDML is owned and managed by Mr. Knight and Mr. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A., which has substantially the same terms as the Term Loan and is personally guaranteed by Mr. Knight and Mr. McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or the guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of its loan with Bank of America.

For the three and six months ended June 30, 2020, approximately $98,000 and $190,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2020, approximately $98,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and six months ended June 30, 2019, approximately $80,000 and $148,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

The members of the General Partner are affiliates of Mr. Knight, Mr. McKenney, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gives ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and six months ended June 30, 2020 and 2019, the Partnership paid $25,611 and $51,222 in each period, respectively, to the affiliate of the General Partner. The office space is shared between the Partnership and ER12; therefore, under the cost-sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost-sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and six months ended June 30, 2020, approximately $64,000 and $140,000, respectively, of expenses subject to the cost-sharing agreement were paid by the Partnership and have been or will be reimbursed by ER12. At June 30, 2020, the approximately $64,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets. For the three and six months ended June 30, 2019, approximately $70,000 and $135,000, respectively, of expenses subject to the cost sharing agreement were paid by the Partnership and have been reimbursed by ER12.

Note 9. Subsequent Events

In July 2020, the Partnership entered into the Letter Agreement that amended and modified the Partnership’s existing loan agreement with its lender. Also, the Partnership entered into a loan agreement with an affiliate that provided for a $15 million term loan. See Note 4. Debt for further discussion on the Letter Agreement and Affiliate Loan. The Partnership utilized the proceeds from the Affiliate Loan and cash on hand to repay amounts outstanding to Whiting of approximately $19 million. Upon payment of the outstanding amounts, Whiting released all liens it had asserted against certain of the Partnership’s working interests in the Sanish Field Assets.

In August 2020, the Partnership began its risk management program, as required in the Letter Agreement described in Note 4. Debt, by entering into costless collar derivative contracts for 105,000 barrels of future oil produced from the Sanish Field Assets during the period from August 2020 through February 2021. Costless collars establish floor and ceiling prices on future anticipated oil production; the floor and ceiling prices for these costless collar contracts are $37.50 and $44.50, respectively. The Partnership did not pay or receive a premium related to the costless collars, and the contracts will be settled monthly.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, those described under Part II. Item 1A. Risk Factors included herein this Form 10-Q and the following:

●	that the Partnership’s development of its oil and gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
●	the ability of the Partnership to meet its financial obligations due within one year;
●	the ability of the Partnership to negotiate and receive future covenant waivers with its lender group under its Credit Facility, if necessary;
●	the intentions of the Partnership’s operators with regard to possible curtailment or shut-in of the Partnership’s producing wells;
●	general economic, market, or business conditions;
●	changes in laws or regulations;
●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

As of June 30, 2020, the Partnership owned an approximate 25% non-operated working interest in 239 producing wells, an estimated approximate 20% non-operated working interest in 25 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two publicly-traded oil and gas companies and two of the largest producers in the basin.

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. Eighteen (18) of these 43 wells have been completed and were producing at June 30, 2020; the Partnership has an approximate non-operated working interest of 22% in these 18 wells. The Partnership has an estimated approximate non-operated working interest of 20% in the remaining 25 wells that are in-process as of June 30, 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $63 million, of which approximately $42 million was incurred as of June 30, 2020. Due to the factors described below in “Current Price Environment,” Whiting suspended its Sanish field drilling program during the second quarter of 2020. See additional detail in “Oil and Natural Gas Properties” below.

Drilling Program, Oil Demand, Liquidity and Going Concern Considerations

As described above, during 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling of a total of 43 new wells. The estimated cost to the Partnership for the new wells is approximately $63 million. In conjunction with this drilling program performed primarily by Whiting, the Partnership had incurred approximately $42 million in capital expenditures through June 30, 2020, which was primarily funded by availability under the Partnership’s $40 million revolving credit facility (“Credit Facility”, described in “Financing” below). However, the Partnership used all availability under its Credit Facility by March 31, 2020. New production from completed wells was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage.

Index

Subsequent to the Partnership’s election to participate in Whiting’s drilling program, several factors, described in “Current Price Environment” below, have had and are anticipated to have an adverse impact on the Partnership’s business and its financial condition. Due to these severe negative impacts to the global oil and gas industry, Whiting suspended its Sanish field drilling program during the second quarter of 2020. As of June 30, 2020, the Partnership had approximately $20 million in accrued operating and capital expenditures due to Whiting. In July 2020, the Partnership entered into a loan agreement for a one year, $15 million term loan (“Affiliate Loan”) that matures on July 21, 2021 (see “Financing” below). The Partnership used proceeds from the Affiliate Loan plus cash on hand to pay the outstanding balance to Whiting. In addition to the Affiliate Loan, the Partnership entered into a letter agreement (“Letter Agreement”) with its lender group for its Credit Facility. The Letter Agreement, among other items, waived the non-compliance of certain covenants under the Credit Facility; however, the Letter Agreement changed the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021.

Therefore, the Partnership’s outstanding debt obligations at the date of filing of this Form 10-Q total $55 million and mature with one year of the filing of this Form 10-Q. The Partnership’s ability to continue as a going concern is dependent on several factors including, but not limited to, (i) the Partnership’s ability to comply with its obligations under its loan agreements; (ii) refinancing its existing debt and/or securing additional capital; (iii) an increase in demand for oil and natural gas as the global economy recovers from the effects of the COVID-19 pandemic and the existing oversupply of oil in the United States; and (iv) an increase in oil and natural gas market prices, which will improve the Partnership’s cash flow generated from operations. The Partnership can provide no assurance that it will be able to achieve any of these objectives. Refinancing its existing debt or securing additional capital may not be available on favorable terms to the Partnership, if it is available at all. There also can be no assurance that economic activity and oil and natural gas market conditions, including commodity prices, will return to pre-COVID-19 levels, or that the Partnership will be able to meet its operational obligations. If the Partnership is unable to refinance or repay its debt obligations or is unable to meet its operational obligations, the Partnership could be required to liquidate certain of its assets used for collateral to satisfy these obligations, which create the substantial doubt that exists about the ability of the Partnership to continue as a going concern for one year after the date these financial statements are issued.

Current Price Environment

Historically, worldwide oil and natural gas prices and markets have been subject to significant change and volatility and will continue to be in the future. Since first being reported in December 2019, COVID-19 spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for fossil fuels substantially declined during the first quarter of 2020, and remained depressed during the second quarter of 2020. Although prices for oil and natural gas stabilized in June 2020, prices remain below pre-COVID-19 levels and are not anticipated to return to pre-COVID-19 levels during 2020.

In addition to the outbreak of COVID-19 during the first quarter of 2020, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020. Russia did not participate in production cuts coordinated by the Organization of the Petroleum Exporting Countries (“OPEC”), which led to Saudi Arabia lowering crude oil prices and both countries substantially increasing daily output of crude oil. The increase in Saudi and Russian oil output along with sustained production by other global producers, including the United States, has stressed the oil and gas industry’s capacity to store excess oil and gas. Despite Saudi Arabia, Russia, the United States and other OPEC members reaching an agreement in April 2020 to cut daily production, congested supply chain channels and excess crude oil and natural gas inventory are expected to weigh negatively on commodity prices while demand remains low during COVID-19.

These factors led to oil prices falling to 20-year lows in April 2020. The average daily NYMEX futures closing prices for the months of April, May and June 2020 were $16.70, $28.53 and $38.31, respectively. With the anticipation that worldwide oil and natural gas prices would be depressed through at least the second quarter of 2020, operators within the United States altered drilling programs and reduced forecasted capital expenditures. Because operators were concerned they may not be able to sell produced oil and natural gas at an economical price point, along with the reduction in demand and the supply-strained storage facilities, many operators implemented other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. As a result, sustained lower prices have and will continue to impact the amount of capital the Partnership has available for the development of its undrilled wellsites. In addition to commodity price fluctuations, despite the addition of new wells discussed above, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Average market closing prices (1)
Oil (per Bbl)	$28.00	$59.88	-53.2%	$36.82	$57.30	-35.7%
Natural gas (per Mcf)	$1.70	$2.57	-33.9%	$1.80	$2.74	-34.3%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$4,752,518	100.0%	$9,317,659	100.0%	-49.0%	$15,856,052	100.0%	$19,409,004	100.0%	-18.3%
Production expenses	2,120,130	44.6%	2,929,396	31.4%	-27.6%	4,172,367	26.3%	5,748,113	29.6%	-27.4%
Production taxes	416,550	8.8%	762,975	8.2%	-45.4%	1,408,891	8.9%	1,573,768	8.1%	-10.5%
Depreciation, depletion, amortization and accretion	5,897,854	124.1%	3,202,334	34.4%	84.2%	10,462,715	66.0%	6,635,885	34.2%	57.7%
General, administration and other expense	355,137	7.5%	267,503	2.9%	32.8%	920,434	5.8%	761,985	3.9%	20.8%

Production (BOE):
Oil	250,706		150,021		67.1%	514,762		322,726		59.5%
Natural gas	42,524		36,726		15.8%	71,189		82,514		-13.7%
Natural gas liquids	38,052		31,203		21.9%	68,224		74,919		-8.9%
Total	331,282		217,950		52.0%	654,175		480,159		36.2%

Average sales price per unit:
Oil (per Bbl)	$15.94		$52.46		-69.6%	$27.63		$49.46		-44.1%
Natural gas (per Mcf)	1.57		3.07		-48.9%	1.77		3.31		-46.5%
Natural gas liquids (per Bbl)	9.36		24.71		-62.1%	12.83		24.15		-46.9%
Combined (per BOE)	14.35		42.75		-66.4%	24.24		40.42		-40.0%

Average unit cost per BOE:
Production expenses	6.40		13.44		-52.4%	6.38		11.97		-46.7%
Production taxes	1.26		3.50		-64.1%	2.15		3.28		-34.5%
Depreciation, depletion, amortization and accretion	17.80		14.69		21.2%	15.99		13.82		15.7%

Capital expenditures	$2,732,085		$1,692,394			$18,147,391		$1,850,511

Index

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $4.8 million. Revenues for the sale of crude oil were $4.0 million, which resulted in a realized price of $15.94 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.57 per Mcf. Revenues for the sale of NGLs were $0.4 million, which resulted in a realized price of $9.36 per BOE of sold production. For the three months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $9.3 million. Revenues for the sale of crude oil were $7.9 million, which resulted in a realized price of $52.46 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $3.07 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $24.71 per BOE of sold production.

For the six months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $15.9 million. Revenues for the sale of crude oil were $14.2 million, which resulted in a realized price of $27.63 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $1.77 per Mcf. Revenues for the sale of NGLs were $0.9 million, which resulted in a realized price of $12.83 per BOE of sold production. For the six months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $19.4 million. Revenues for the sale of crude oil were $16.0 million, which resulted in a realized price of $49.46 per barrel. Revenues for the sale of natural gas were $1.6 million, which resulted in a realized price of $3.31 per Mcf. Revenues for the sale of NGLs were $1.8 million, which resulted in a realized price of $24.15 per BOE of sold production.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. The Partnership’s oil price differential increased during the second quarter of 2020, as the oil supply produced in the Sanish field exceeded demand and the storage capacity available at refineries. In July 2020, a federal judge ruled that two significant pipelines that transport oil and natural gas from North Dakota fields, including the Sanish field, must suspend operations due to environmental review and disputes over right to use land owned by Native Americans (the ruling was later stayed on appeal). Therefore, the Partnership anticipates its differential may remain higher than historical levels during the remainder of 2020 due to current market conditions and the potential suspensions of these key pipelines in the region.

The Partnership’s results for the three and six months ended June 30, 2020 were negatively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs, which were negatively impacted by the significant decreases in market commodity prices described in “Current Price Environment” above, in comparison to the same periods of 2019. The Partnership’s increase in sold production volumes for the three and six months ended June 30, 2020 partially offset the negative impact of lower realized sales prices. The Partnership has completed 18 new wells during the fourth quarter of 2019 and the first half of 2020, which contributed to increases in the Partnership’s sold production volumes of oil when compared to the same periods of 2019. In addition, the Partnership’s operators did not curtail production or shut-in a significant number of producing wells during the second quarter of 2020. Sold production for the Sanish Field Assets was approximately 3,600 BOE per day for the three and six months ended June 30, 2020, while sold production was approximately 2,400 BOE and 2,650 BOE per day for the three and six months ended June 30, 2019.

Realized sales prices for natural gas and NGLs were also negatively impacted in 2020 due to processing and transportation constraints, discussed above in “Current Price Environment” and below in “Production Expenses”, as product leaves the Sanish field. Also, the production volumes of gas and NGLs were lower during the first half of 2020 compared to the same period of 2019 primarily due to a reduction in the number of wells producing gas and NGLs during the development of new wells and natural production declines. The sale of gas and NGL production from the Partnership’s newly completed wells led to an increase in sold production for these products during the three months ended June 30, 2020 when compared to the same period of 2019 and the first quarter of 2020.

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators in the Sanish field may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. If certain wells are shut-in, there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 25 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership will experience natural production declines until market conditions improve and the 25 in-process wells are completed.

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

For the three months ended June 30, 2020 and 2019, production expenses were $2.1 million and $2.9 million, respectively, and production expenses per BOE of sold production were $6.40 and $13.44, respectively. For the six months ended June 30, 2020 and 2019, production expenses were $4.2 million and $5.7 million, respectively, and production expenses per BOE of sold production were $6.38 and $11.97, respectively. Production expenses per BOE for the three and six months ended June 30, 2020 were below the prior year expenses of the same periods per BOE due to (i) certain of the Partnership’s existing producing wells being temporarily suspended for the development of new wells, as noted above, and (ii) the decline in production of natural gas and NGLs. The production costs specific to the processing, treating and marketing of natural gas and NGL are higher than those associated with oil, so a reduction in sold natural gas and NGL (in proportion to total sold volumes) results in a greater decrease in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the three months ended June 30, 2020 and 2019 were $0.4 million (9% of revenue) and $0.8 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2020 and 2019 were $1.4 million (9% of revenue) and $1.6 million (8% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2020 and 2019 was $5.9 million and $3.2 million, and DD&A per BOE of sold production was $17.80 and $14.69, respectively. DD&A for the six months ended June 30, 2020 and 2019 was $10.5 million and $6.6 million, and DD&A per BOE of sold production was $15.99 and $13.82, respectively. The increase in DD&A expense per BOE of production is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves (“PUDs”) resulting from (i) changes to the Partnership’s future drilling schedule and (ii) investment in new wells during the fourth quarter of 2019 and first quarter of 2020.

General and Administrative Costs

General and administrative costs for the three months ended June 30, 2020 and 2019 were $0.4 million and $0.3 million, respectively. General and administrative costs for the six months ended June 30, 2020 and 2019 were $0.9 million and $0.8 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Index

Gain on Derivatives

Periodically, the Partnership has entered into derivative contracts (costless collars) with the objective to manage the commodity price risk on a portion of anticipated future oil production. The Partnership settled three monthly derivative contracts during the first quarter of 2020. The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not enter into any new contracts during the second quarter of 2020 and had no outstanding contracts at June 30, 2020. The following table presents the Partnership’s gain at settlement of its matured derivative instruments and the non-cash gain the Partnership recorded during the six months ended June 30, 2020.

Six Months Ended June 30, 2020
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

Under the Letter Agreement described below in “Financing”, commencing August 31, 2020, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and natural gas sales. The risk management program must cover at least 80% of the Partnership’s projected total production of oil and natural gas for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021).

Interest Expense

Interest expense, net, for the three months ended June 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively. Interest expense, net, for the six months ended June 30, 2020 and 2019 was $0.8 and $0.4 million, respectively. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2020 and 2019 was interest expense on the Credit Facility. The increase for the three and six months ended June 30, 2020, as compared to the same period of 2019, is due to increased borrowings under the Credit Facility. The addition of the Affiliate Loan along with the increase to the interest rate of the Partnership’s existing Credit Facility under the Letter Agreement, discussed below in “Financing”, will result in an increase to the Partnership’s interest expense during the second half of 2020.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings (loss) before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income (loss)	$(4,441,521)	$1,959,063	$(1,508,094)	$4,299,037
Interest expense, net	404,368	196,388	840,629	390,216
Depreciation, depletion, amortization and accretion	5,897,854	3,202,334	10,462,715	6,635,885
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives	-	-	(183,850)	-
Adjusted EBITDAX	$1,860,701	$5,357,785	$9,611,400	$11,325,138

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity were cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. As of June 30, 2020, the Partnership had borrowed $40 million under its revolving credit facility, which represents all availability under the revolving credit facility. At June 30, 2020, the Partnership held cash and cash equivalents of $7.7 million and for the six months ended June 30, 2020, the Partnership generated $13.0 million in cash flows from operations. As discussed in “Drilling Program, Oil Demand, Liquidity, and Going Concern Considerations” above, there are no assurances that cash on hand and cash flow from operations will be sufficient to continue to fund the Partnership’s operations and repay its indebtedness, described in “Financing” below.

Financing

Revolving Credit Facility

At June 30, 2020, the Partnership’s outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 3.75%.

On July 21, 2020, the Partnership entered into the Letter Agreement with its lending group that amended and modified the Credit Facility. The modifications include, among other items, the following:

-	Maturity date was changed from September 30, 2022 to July 31, 2021;
-	Interest rate was changed to the prime rate plus 1.00%, with an interest rate floor of 4.00% (an increase of 50 basis points from the rate prior to the Letter Agreement);
-	Any future Partnership distributions to limited partners require Lender approval;
-	Calculation of the current ratio covenant is suspended until the reporting date for September 30, 2020;
-	The definition of current ratio excludes the Affiliate Loan, discussed below, from the definition of liabilities; and
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity.

In addition to the modification of certain terms of the Credit Facility, the Letter Agreement waived the defaults by the Partnership under the Amended Loan Agreement that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also allows for the Affiliate Loan discussed below and payments under the Affiliate Loan.

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

Index

As described above, the Letter Agreement waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Partnership was in compliance with its other covenants at June 30, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time. See additional information in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan has substantially the same terms as the Term Loan and is personally guaranteed by Mr. Knight and Mr. McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of the GKDML Loan. The Term Loan may be prepaid at any time with no penalty and in any amount, but any amounts repaid may not be reborrowed. The Partnership anticipates utilizing cash from operations to reduce outstanding balances under the Term Loan.

In July 2020, the Partnership utilized the proceeds from the Term Loan and cash on hand to repay amounts outstanding to Whiting of approximately $19 million. The Partnership’s unrestricted cash balance at July 31, 2020 was approximately $1.6 million. Upon payment of the outstanding amounts, Whiting released all liens it had asserted against the Sanish Field Assets.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of June 30, 2020, the unpaid Payout Accrual totaled $0.475616 per common unit, or approximately $9 million. As discussed in “Financing” above and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval.

For the six months ended June 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million. For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $6.6 million and $13.2 million, respectively.

Oil and Natural Gas Properties

The Partnership incurred approximately $18.1 million and $1.9 million in capital expenditures for the six months ended June 30, 2020 and 2019, respectively.

Index

During the second half of 2019 and the first quarter of 2020, the Partnership elected to participate in drilling and completion of 43 new wells at an estimated cost to the Partnership of approximately $63 million. Through June 30, 2020, the Partnership has incurred approximately $42 million in capital expenditures related to the 43 wells. As of June 30, 2020, 18 of these wells have been completed and 25 were in process. Of the 25 in-process wells, the Partnership anticipates that up to three wells may be completed during the second half of 2020. Further, the Partnership anticipates that the remaining 22 in-process wells will be drilled, but uncompleted (“DUC”) by Whiting; the timing for completion of DUC wells is dependent upon an increase in commodity pricing along with the availability of either cash flow from operations or other capital resources. The Partnership estimates it will incur approximately $5 to $7 million in additional capital expenditures during the second half of 2020 based upon the status of these wells when Whiting suspended its drilling program. However, the factors described in “Current Price Environment” along with Whiting’s bankruptcy proceedings that commenced in April 2020 make it difficult to predict the amount and timing of capital expenditures for the remainder of 2020, and estimated capital expenditures could be significantly different from amounts actually invested.

As discussed in “Drilling Program, Oil Demand, Liquidity and Going Concern Considerations”, the Partnership’s liquidity is currently dependent upon cash from operations and if it is not able to generate sufficient cash to fund capital expenditures, it may not be able to complete is obligations under the currently suspended drilling program or participate fully in future wells. Based upon current information from its operators, development during the first half of 2020 and a reduction in commodity prices, the Partnership’s proved undeveloped reserves (“PUD”) decreased from 11,980 MBOE at December 31, 2019 to 2,737 MBOE at June 30, 2020. Approximately 63% of this decrease in PUD reserve volumes was the result of a change in the planned timing of the drilling and completion of PUD reserve locations outside of the SEC five-year window, while the remaining 37% of the decrease resulted from PUD conversion to proved developed reserves and lower oil and natural gas prices.

In addition to the approximate $21 million in estimated capital expenditures to be incurred for the drilling and completion of the 43 wells in which the Partnership has elected to participate (upon resumption of the drilling program), the Partnership anticipates that it may be obligated to invest $25 to $30 million in capital expenditures from 2021 through 2024 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to existing related party transactions, as well as any new significant related party transactions, including approving the new Affiliate Loan.

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2020, the Partnership entered into the Letter Agreement that amended and modified the Partnership’s existing loan agreement with its lender. Also, the Partnership entered into a loan agreement with an affiliate that provided for a $15 million term loan. See Note 4. Debt for further discussion on the Letter Agreement and Affiliate Loan. The Partnership utilized the proceeds from the Affiliate Loan and cash on hand to repay amounts outstanding to Whiting of approximately $19 million. Upon payment of the outstanding amounts, Whiting released all liens it had asserted against certain of the Partnership’s working interests in the Sanish Field Assets.

In August 2020, the Partnership began its risk management program, as required in the Letter Agreement described in Note 4. Debt, by entering into costless collar derivative contracts for 105,000 barrels of future oil produced from the Sanish Field Assets during the period from August 2020 through February 2021. Costless collars establish floor and ceiling prices on future anticipated oil production; the floor and ceiling prices for these costless collar contracts are $37.50 and $44.50, respectively. The Partnership did not pay or receive a premium related to the costless collars, and the contracts will be settled monthly.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

The Partnership may not be able to obtain waivers of future covenant violations under its Credit Facility.

In July 2020, the Partnership received a waiver from its lender group that suspended the calculation of the current ratio covenant until September 30, 2020 and waived certain other defaults under the Credit Facility. If the Partnership violates covenants under the Credit Facility in the future and is unable to obtain waivers, the lenders will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the lenders were to accelerate all of the obligations outstanding under the Credit Facility, the Partnership would be required to pay approximately $40 million (as of June 30, 2020) to the lenders. Additionally, the Partnership would be in default under its Affiliate Loan of $15 million.

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

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 and the second quarter of 2020 due to commodity price declines, and the Partnership expects demand for oil and gas as well as commodity prices to be low for the remainder of 2020, which will negatively impact the Partnership’s business during the second half of 2020 and potentially beyond. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

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

Index

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

Crude oil prices declined significantly in the first quarter of 2020 and into the second quarter of 2020. If oil prices remain at current levels or decline further for a prolonged period, the Partnership’s operations and financial condition may be materially and adversely affected.

In the first quarter of 2020 and through the beginning of the second quarter, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the significantly increased supply of crude oil as a result of a price war between Saudi Arabia and Russia. In April 2020, Saudi Arabia, Russia, the United States and other members of OPEC agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declined as prices fell below $20 per barrel by the end of April 2020. If crude oil prices remain at current levels or further decline for a prolonged period, the Partnership’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to the Partnership’s properties may be materially and adversely affected.

As domestic demand for crude oil has declined substantially due to COVID-19, the General Partner cannot ensure that there will be a physical market for the Partnership’s production at economic prices until markets stabilize.

As a result of low commodity prices, the operators of the Partnership’s wells have and may curtail a portion of the Partnership’s estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, the excess supply of oil could lead to further curtailments by those operators. While the Partnership believes that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance the Partnership will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of the Partnership’s production can also result in increased costs under midstream and other contracts. Any of the foregoing could result in an adverse impact on the Partnership’s revenues, financial position and cash flows.

The Partnership has substantial liquidity needs and may not be able to obtain sufficient liquidity to continue as a going concern.

In addition to the cash requirements necessary to fund ongoing operations, including scheduled debt service obligations and payment of incurred capital expenditures and general and administrative costs, the Partnership may incur significant professional fees and other costs to obtain alternative financing. There can be no assurance that cash on hand and cash flows from operations in a period of sustained lower commodity prices will be sufficient to continue to fund the Partnership’s operations, including debt service, for any significant period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

As of June 30, 2020, the Partnership was not in compliance with its current ratio covenant under its Amended Loan Agreement. Under the Letter Agreement described in Notes to Consolidated Financial Statements: Note 4. Debt, the Partnership received a waiver from its lender group to waive compliance with the current ratio covenant until September 30, 2020 as well as certain other defaults under the Credit Facility.

Index

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Letter Agreement dated July 21, 2020 between and among Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively as Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party Hereto, collectively the Lenders (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 23, 2020)

10.2

Loan Agreement between GKDML, LLC, as lender, and Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively Borrowers, dated July 21, 2020 (incorporated by reference from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 23, 2020)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101

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

Date: August 13, 2020