Form 10-Q
period 2020-09-30
Energy 11, L.P.
filed 2020-11-05
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$5,254,981	$348,550
Restricted cash and cash equivalents	1,288,884	-
Oil, natural gas and natural gas liquids revenue receivable	4,714,775	5,857,926
Other current assets	418,001	284,652
Total Current Assets	11,676,641	6,491,128

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $69,699,954 and $53,186,165, respectively	328,844,767	326,758,636
Total Assets	$340,521,408	$333,249,764

Liabilities
Accounts payable, accrued expenses and other current liabilities	$3,208,326	$20,061,059
Revolving credit facility	40,000,000	-
Affiliate term loan	15,000,000	-
Total Current Liabilities	58,208,326	20,061,059

Revolving credit facility	-	24,000,000
Asset retirement obligations	1,549,927	1,452,734
Total Liabilities	59,758,253	45,513,793

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	280,764,882	287,737,698
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	280,763,155	287,735,971

Total Liabilities and Partners’ Equity	$340,521,408	$333,249,764

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues
Oil	$8,187,180	$6,649,652	$22,412,183	$22,612,030
Natural gas	636,971	429,347	1,392,651	2,066,813
Natural gas liquids	826,117	260,110	1,701,486	2,069,270
Total revenue	9,650,268	7,339,109	25,506,320	26,748,113

Operating costs and expenses
Production expenses	2,825,472	2,228,933	6,997,839	7,977,046
Production taxes	777,012	558,288	2,185,903	2,132,056
General and administrative expenses	379,569	281,308	1,300,003	1,043,293
Depreciation, depletion, amortization and accretion	6,112,621	2,767,479	16,575,336	9,403,364
Total operating costs and expenses	10,094,674	5,836,008	27,059,081	20,555,759

Operating income (loss)	(444,406)	1,503,101	(1,552,761)	6,192,354

Gain on derivatives	94,299	498,790	535,189	498,790
Interest expense, net	(529,789)	(207,847)	(1,370,418)	(598,063)
Total other expense, net	(435,490)	290,943	(835,229)	(99,273)

Net income (loss)	$(879,896)	$1,794,044	$(2,387,990)	$6,093,081

Basic and diluted net income (loss) per common unit	$(0.05)	$0.09	$(0.13)	$0.32

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2018	18,973,474	$305,747,329	62,500	$-	$(1,727)	$305,745,602
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended March 31, 2019	-	2,339,974	-	-	-	2,339,974
Balances - March 31, 2019	18,973,474	301,464,783	62,500	-	(1,727)	301,463,056
Distributions declared and paid to common units ($0.369041 per common unit)	-	(6,622,521)	-	-	-	(6,622,521)
Net income - three months ended June 30, 2019	-	1,959,063	-	-	-	1,959,063
Balances - June 30, 2019	18,973,474	296,801,325	62,500	-	(1,727)	296,799,598
Distributions declared and paid to common units ($0.349041 per common unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended September 30, 2019	-	1,794,044	-	-	-	1,794,044
Balances - September 30, 2019	18,973,474	$291,972,849	62,500	$-	$(1,727)	$291,971,122

Balances - December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971
Distributions declared and paid to common units ($0.241644 per common unit)	-	(4,584,826)	-	-	-	(4,584,826)
Net income - three months ended March 31, 2020	-	2,933,427	-	-	-	2,933,427
Balances - March 31, 2020	18,973,474	286,086,299	62,500	-	(1,727)	286,084,572
Net loss - three months ended June 30, 2020	-	(4,441,521)	-	-	-	(4,441,521)
Balances - June 30, 2020	18,973,474	281,644,778	62,500	-	(1,727)	281,643,051
Net loss - three months ended September 30, 2020	-	(879,896)	-	-	-	(879,896)
Balances - September 30, 2020	18,973,474	$280,764,882	62,500	$-	$(1,727)	$280,763,155

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flow from operating activities:
Net income (loss)	$(2,387,990)	$6,093,081

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	16,575,336	9,403,364
Gain on mark-to-market of derivatives	(250,149)	(498,790)
Non-cash expenses, net	67,232	37,328

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	1,143,151	2,412,723
Other current assets	(134,283)	(36,170)
Accounts payable, accrued expenses and other current liabilities	39,550	(603,796)

Net cash flow provided by operating activities	15,052,847	16,807,740

Cash flow from investing activities:
Additions to oil and natural gas properties	(35,272,706)	(3,540,372)

Net cash flow used in investing activities	(35,272,706)	(3,540,372)

Cash flow from financing activities:
Proceeds from revolving credit facility	16,000,000	3,000,000
Proceeds from affiliate term loan	15,000,000	-
Distributions paid to limited partners	(4,584,826)	(19,867,561)

Net cash flow provided by (used in) financing activities	26,415,174	(16,867,561)

Increase (decrease) in cash, cash equivalents and restricted cash	6,195,315	(3,600,193)
Cash, cash equivalents and restricted cash, beginning of period	348,550	3,685,327

Cash, cash equivalents and restricted cash, end of period	$6,543,865	$85,134

Interest paid	$1,336,840	$574,334

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,714,900	$4,366,105

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2020

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

As of September 30, 2020, the Partnership owned an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 18% non-operated working interest in 21 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two of the largest producers in the basin, operate substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Drilling Program, Oil Demand, Current Pricing, Liquidity and Going Concern Considerations

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. The Partnership estimates the total investment for these 43 new wells to be approximately $63 million. In conjunction with this drilling program performed primarily by Whiting, the Partnership had incurred approximately $42 million in capital expenditures through September 30, 2020, which was primarily funded by availability under the Partnership’s $40 million revolving credit facility (“Credit Facility”, described in Note 4. Debt). However, the Partnership used all availability under its Credit Facility by March 31, 2020, and as of June 30, 2020, the Partnership had approximately $20 million in accrued operating and capital expenditures due to Whiting. New production from completed wells was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage.

Subsequent to the Partnership’s election to participate in Whiting’s drilling program, the outbreak of a novel coronavirus (“COVID-19”) in China spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries for an undetermined period of time, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March 2020 and has remained depressed through the third quarter of 2020. Demand for oil and natural gas is not anticipated to return to pre-COVID-19 levels during 2020, and the outlook for demand for oil and natural gas in 2021 is uncertain. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. All of these factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. Although NYMEX oil prices have stabilized around $40 per barrel since June 2020, prices throughout the third quarter of 2020 remained below pre-COVID-19 levels.

In response to lower commodity prices and reduced demand, operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs, and implemented other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. While operators have since returned significant inventory of existing wells to production, the nature and timing of drilling new wells remains uncertain. These factors have had and are anticipated to continue to have an adverse impact on the Partnership’s business and its financial condition. Due to the impacts to the global oil and gas industry described above, the General Partner approved the suspension of distributions to limited partners of the Partnership in March 2020. Further, Whiting and certain of its subsidiaries declared bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020. Subsequent to filing for Chapter 11 protection, Whiting suspended its Sanish field drilling program during the second quarter of 2020, but operated its business in the normal course without material disruption to its vendors, partners or employees, including the Partnership, during the bankruptcy process. Whiting completed its financial restructuring and emerged from bankruptcy protection in September 2020, but has yet to resume its drilling program.

Index

In July 2020, the Partnership entered into a loan agreement for a one year, $15 million term loan (“Affiliate Loan”) that matures on July 21, 2021 (see Note 4. Debt for additional information). The Partnership used proceeds from the Affiliate Loan plus cash on hand to pay the Partnership’s accrued operating and capital expenditures due to Whiting, which totaled approximately $19 million at the time of payment. In addition to the Affiliate Loan, the Partnership entered into a letter agreement (“Letter Agreement”) with its lending group for its Credit Facility. The Letter Agreement, among other items, waived the non-compliance of certain covenants under the Credit Facility; however, the Letter Agreement changed the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021. In October 2020, the Partnership made a principal payment on the Affiliate Loan of $5 million; therefore, the Partnership’s outstanding debt obligations at the date of filing of this Form 10-Q total $50 million and mature within one year of the filing of this Form 10-Q.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2019 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2020.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in ASU No. 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. While the guidance in ASU No. 2020-04 became effective upon issuance, the provisions of the ASU did not have a material impact on the Partnership’s consolidated financial statements and related disclosures as of September 30, 2020.

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. Twenty-two (22) of these 43 wells have been completed and were producing at September 30, 2020; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of September 30, 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $63 million, of which approximately $42 million was incurred as of September 30, 2020. Whiting suspended its Sanish field drilling program during the second quarter of 2020 in response to the significant reduction in demand for oil caused by COVID-19 and the oversupply of oil in the United States. The Partnership estimates it may incur approximately $1 to $2 million in additional capital expenditures during the fourth quarter of 2020; however, low commodity prices, market supply and demand imbalances and how Whiting’s emergence from bankruptcy protection in September 2020 impacts the resumption of its suspended drilling program make it difficult to predict the amount and timing of capital expenditures for the remainder of 2020. Estimated capital expenditures could be significantly different from amounts actually invested.

Index

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19 and sustained lower commodity prices to be potential indicators of impairment and, as a result, performed a test of recoverability for the Sanish Field Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of October 1, 2020, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Sanish Field Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of September 30, 2020.

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

On July 21, 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with Lender that amended and modified the Amended Loan Agreement. The modifications to the Amended Loan Agreement include, among other items, the following:

-	Maturity date was changed from September 30, 2022 to July 31, 2021;
-	Interest rate was changed to the prime rate plus 1.00%, with an interest rate floor of 4.00% (an increase of 50 basis points from the rate prior to the Letter Agreement);
-	Any future Partnership distributions to limited partners require Lender approval;
-	Calculation of the current ratio covenant was suspended until the reporting date of September 30, 2020;
-	The definition of current ratio excludes the Affiliate Loan (discussed below) from the definition of liabilities; and
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity (the balance of this collateral bank account at September 30, 2020 was approximately $1.3 million and is included in Restricted cash and cash equivalents on the Partnership’s September 30, 2020 consolidated balance sheet).

Index

Also, under the Letter Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and natural gas sales. The risk management program must cover at least 80% of the Partnership’s projected total production of oil and natural gas for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021). See more information on the Partnership’s hedging program in Note 7. Risk Management.

In addition to the modification of certain terms under the Amended Loan Agreement, the Letter Agreement waived the defaults by the Partnership under the Amended Loan Agreement that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Letter Agreement also allows for the Affiliate Loan discussed below and payments under the Affiliate Loan.

In consideration for the modifications, amendments and waivers described above to the Amended Loan Agreement, the Letter Agreement provides for an amendment fee to Lender of $40,000, of which $15,000 was paid on September 30, 2020 and $25,000 is due December 31, 2020.

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

The Partnership was in compliance with its applicable covenants at September 30, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time.

At September 30, 2020, the outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 4.25%. As of September 30, 2020 and December 31, 2019, the outstanding balances on the Credit Facility were $40 million and $24 million, respectively, which approximate fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. At September 30, 2020, the outstanding balance on the Term Loan was $15 million, the interest rate for the Term Loan was approximately 2.2% and the Partnership was in compliance of all applicable covenants.

To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan has substantially the same terms as the Term Loan and is personally guaranteed by Messrs. Knight and McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of the GKDML Loan. The Term Loan may be prepaid at any time with no penalty and in any amount, but any amounts repaid may not be reborrowed.

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

	2020	2019
Balance at January 1	$1,452,734	$1,294,067
Well additions	35,646	73,096
Accretion	61,547	52,482
Revisions	-	-
Balance at September 30	$1,549,927	$1,419,645

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2020 and 2019, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$66,299	$-
Total	$-	$66,299	$-

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(183,850)	$-
Total	$-	$(183,850)	$-

Index

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet in Other current assets at September 30, 2020 and Accounts payable, accrued expenses and other current liabilities at December 31, 2019. See additional detail in Note 7. Risk Management.

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

Note 7. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. The Partnership settled three derivative contracts during the first quarter of 2020, and in accordance with the Letter Agreement discussed in Note 4. Debt, the Partnership is required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021). In August 2020, the Partnership established its risk management program by entering into costless collar derivative contracts for future oil and natural gas produced by the Sanish Field Assets during the period from August 2020 through February 2021. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value.

As of September 30, 2020, the Partnership’s derivative instruments with its counterparty were in a gain position; therefore, a current asset of approximately $66,000, which approximates its fair value, has been recognized as a derivative asset in Other current assets on the Partnership’s consolidated balance sheet as of September 30, 2020. As of December 31, 2019, the Partnership’s derivative instruments were in a loss position; therefore, a current liability of approximately $0.2 million, which approximates fair value, was recognized in Accounts payable, accrued expenses and other current liabilities on the Partnership’s consolidated balance sheet.

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

Index

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of matured derivative instruments and non-cash gains on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect realized gains on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) gains below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Settlements on matured derivatives	$28,000	$-	$285,040	$-
Gain on mark-to-market of derivatives	66,299	498,790	250,149	498,790
Gain on derivatives	$94,299	$498,790	$535,189	$498,790

The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars, and the contracts are settled monthly. The following table reflects the open costless collar derivative instruments as of September 30, 2020.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at September 30, 2020
10/2020 - 02/2021	NYMEX	Oil (bbls)	75,000	37.50 / 44.50	$24,000
10/2020 - 02/2021	NYMEX	Oil (bbls)	75,000	38.00 / 44.25	$28,350
10/2020 - 02/2021	NYMEX	Oil (bbls)	75,000	38.00 / 44.00	$22,500
10/2020 - 02/2021	NYMEX	Oil (bbls)	48,000	38.00 / 44.50	$22,320
10/2020 - 02/2021	Henry Hub	Gas (MMBtu)	320,000	2.50 / 3.05	$(30,871)
					$66,299

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2020, the unpaid Payout Accrual totaled $0.828493 per common unit, or approximately $16 million. As discussed in Note 4. Debt and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval.

For the nine months ended September 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million. For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $19.9 million, respectively.

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

As described in Note 4. Debt, in July 2020, the Partnership entered into a loan agreement with GKDML, which provided for a $15 million unsecured, one-year Term Loan. GKDML is owned and managed by Messrs. Knight and McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A., which has substantially the same terms as the Term Loan and is personally guaranteed by Messrs. Knight and McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or the guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of its loan with Bank of America.

For the three and nine months ended September 30, 2020, approximately $101,000 and $291,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2020, approximately $101,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and nine months ended September 30, 2019, approximately $88,000 and $236,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Index

The members of the General Partner are affiliates of Mr. Knight, Mr. McKenney, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Messrs. Knight and McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gives ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner. For the three and six months ended June 30, 2020 and 2019, the Partnership paid $25,611 and $51,222 in each period, respectively, to the affiliate of the General Partner. The office space is shared between the Partnership and ER12; therefore, under the cost-sharing agreement, the monthly payment of $8,537 is split between the two partnerships. In addition to the office space, the cost-sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner noted above. The compensation due to Clifford J. Merritt, President of the General Partner, is also a shared cost between the Partnership and ER12. For the three and nine months ended September 30, 2020, approximately $64,000 and $204,000, respectively, of expenses subject to the cost-sharing agreement were paid by the Partnership and have been or will be reimbursed by ER12. At September 30, 2020, the approximately $64,000 due to the Partnership from ER12 is included in Other current assets in the consolidated balance sheets. For the three and nine months ended September 30, 2019, approximately $65,000 and $200,000, respectively, of expenses subject to the cost sharing agreement were paid by the Partnership and have been reimbursed by ER12.

Note 10. Subsequent Events

In October 2020, ER12 provided 60-day written notice to the Partnership of ER12’s intention to terminate the cost sharing agreement between the Partnership and ER12. The cost sharing agreement will terminate on December 31, 2020.

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

As of September 30, 2020, the Partnership owned an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 18% non-operated working interest in 21 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Substantially all of the Sanish Field Assets are operated by Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) and Oasis Petroleum North America, LLC (“Oasis”) (NYSE: OAS), two publicly-traded oil and gas companies and two of the largest producers in the basin.

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. Twenty-two (22) of these 43 wells have been completed and were producing at September 30, 2020; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of September 30, 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $63 million, of which approximately $42 million was incurred as of September 30, 2020. Due to the factors described below in “Current Price Environment,” Whiting suspended its Sanish field drilling program during the second quarter of 2020. See additional detail in “Oil and Natural Gas Properties” below.

Drilling Program, Oil Demand, Liquidity and Going Concern Considerations

In conjunction with the Whiting drilling program described above, the Partnership had incurred approximately $42 million in capital expenditures through September 30, 2020, which was primarily funded by availability under the Partnership’s $40 million revolving credit facility (“Credit Facility”, described in “Financing” below). However, the Partnership used all availability under its Credit Facility by March 31, 2020, and as of June 30, 2020, the Partnership had approximately $20 million in accrued operating and capital expenditures due to Whiting. New production from completed wells was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage. Subsequent to the Partnership’s election to participate in Whiting’s drilling program, several factors, described in “Current Price Environment” below, have had and are anticipated to have an adverse impact on the Partnership’s business and its financial condition. Due to these severe negative impacts to the global oil and gas industry, Whiting declared bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020, then subsequently suspended its Sanish field drilling program during the second quarter of 2020.

Index

In July 2020, the Partnership entered into a loan agreement for a one year, $15 million term loan (“Affiliate Loan”) that matures on July 21, 2021 (see “Financing” below). The Partnership used proceeds from the Affiliate Loan plus cash on hand to pay the Partnership’s accrued operating and capital expenditures due to Whiting, which totaled approximately $19 million at the time of payment. In addition to the Affiliate Loan, the Partnership entered into a letter agreement (“Letter Agreement”) with its lender group for its Credit Facility. The Letter Agreement, among other items, waived the non-compliance of certain covenants under the Credit Facility; however, the Letter Agreement changed the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021. In October 2020, the Partnership made a principal payment on the Affiliate Loan of $5 million; therefore, the Partnership’s outstanding debt obligations at the date of filing of this Form 10-Q total $50 million and mature within one year of the filing of this Form 10-Q.

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

Current Price Environment

Historically, worldwide oil and natural gas prices and markets have been subject to significant change and volatility and will continue to be in the future. Since first being reported in December 2019, COVID-19 spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for fossil fuels substantially declined during the first quarter of 2020, and demand remained depressed during the second quarter of 2020. Although prices for oil and natural gas stabilized in June 2020 and throughout the third quarter of 2020, prices remain below pre-COVID-19 levels and are not anticipated to return to pre-COVID-19 levels during 2020.

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

These factors led to oil prices falling to 20-year lows in April 2020, when the average daily NYMEX futures closing prices for the month was $16.70. In response to lower commodity prices and reduced demand, operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs, and implemented other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. While operators have since returned significant inventory of existing wells to production, the nature and timing of drilling new wells remains uncertain. The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. As a result, sustained lower prices have and will continue to impact the amount of capital the Partnership has available for the development of its undrilled wellsites. In addition to commodity price fluctuations, despite the addition of new wells discussed above, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Average market closing prices (1)
Oil (per Bbl)	$40.91	$56.44	-27.5%	$38.22	$57.01	-33.0%
Natural gas (per Mcf)	$2.00	$2.38	-16.0%	$1.87	$2.62	-28.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$9,650,268	100.0%	$7,339,109	100.0%	31.5%	$25,506,320	100.0%	$26,748,113	100.0%	-4.6%
Production expenses	2,825,472	29.3%	2,228,933	30.4%	26.8%	6,997,839	27.4%	7,977,046	29.8%	-12.3%
Production taxes	777,012	8.1%	558,288	7.6%	39.2%	2,185,903	8.6%	2,132,056	8.0%	2.5%
Depreciation, depletion, amortization and accretion	6,112,621	63.3%	2,767,479	37.7%	120.9%	16,575,336	65.0%	9,403,364	35.2%	76.3%
General, administration and other expense	379,569	3.9%	281,308	3.8%	34.9%	1,300,003	5.1%	1,043,293	3.9%	24.6%

Production (BOE):
Oil	245,522		134,533		82.5%	760,284		457,259		66.3%
Natural gas	52,789		34,343		53.7%	123,978		116,857		6.1%
Natural gas liquids	44,573		24,807		79.7%	112,797		99,726		13.1%
Total	342,884		193,683		77.0%	997,059		673,842		48.0%

Average sales price per unit:
Oil (per Bbl)	$33.35		$49.43		-32.5%	$29.48		$49.45		-40.4%
Natural gas (per Mcf)	2.01		2.08		-3.4%	1.87		2.95		-36.6%
Natural gas liquids (per Bbl)	18.53		10.49		76.6%	15.08		20.75		-27.3%
Combined (per BOE)	28.14		37.89		-25.7%	25.58		39.69		-35.6%

Average unit cost per BOE:
Production expenses	8.24		11.51		-28.4%	7.02		11.84		-40.7%
Production taxes	2.27		2.88		-21.4%	2.19		3.16		-30.7%
Depreciation, depletion, amortization and accretion	17.83		14.29		24.8%	16.62		13.95		19.1%

Capital expenditures	$416,882		$5,957,663			$18,564,273		$7,808,174

Index

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $9.7 million. Revenues for the sale of crude oil were $8.2 million, which resulted in a realized price of $33.35 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $2.01 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $18.53 per BOE of sold production. For the three months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $7.3 million. Revenues for the sale of crude oil were $6.6 million, which resulted in a realized price of $49.43 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.08 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $10.49 per BOE of sold production.

For the nine months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $25.5 million. Revenues for the sale of crude oil were $22.4 million, which resulted in a realized price of $29.48 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $1.87 per Mcf. Revenues for the sale of NGLs were $1.7 million, which resulted in a realized price of $15.08 per BOE of sold production. For the nine months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $26.7 million. Revenues for the sale of crude oil were $22.6 million, which resulted in a realized price of $49.45 per barrel. Revenues for the sale of natural gas were $2.1 million, which resulted in a realized price of $2.95 per Mcf. Revenues for the sale of NGLs were $2.1 million, which resulted in a realized price of $20.75 per BOE of sold production.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Due to produced oil from the Sanish field exceeding demand and reduced storage capacity available at refineries, the Partnership’s oil price differential increased during the second quarter of 2020. However, as market supply and demand imbalances began to stabilize in July 2020, the Partnership’s oil price differential returned to historical levels during the third quarter of 2020. In July 2020, a federal judge ruled that two significant pipelines that transport oil and natural gas from North Dakota fields, including the Sanish field, must suspend operations due to environmental review and disputes over right to use land owned by Native Americans (this ruling was later stayed on appeal and the case remains active in court). If use of the region pipelines is suspended at a future date, the Partnership anticipates its differential would increase. Realized sales prices for natural gas and NGLs were also negatively impacted in 2020 due to processing and transportation constraints, discussed above in “Current Price Environment” and below in “Production Expenses”, as product leaves the Sanish field.

The Partnership’s results for the three and nine months ended September 30, 2020 were negatively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs, which decreased in line with market commodity prices described in “Current Price Environment” above, in comparison to the same periods of 2019. However, the Partnership’s increase in sold production volumes for the three and nine months ended September 30, 2020 helped offset the negative impact of lower realized sales prices. The Partnership has completed 22 new wells since the fourth quarter of 2019, which led to increases in the Partnership’s sold production volumes of oil, natural gas and NGLs when compared to the same periods of 2019 (during the third quarter of 2019, production from some of the Partnership’s existing producing wells was temporarily suspended to allow for the commencement of drilling wells now complete on the Partnership’s acreage). In addition, the Partnership’s operators did not curtail production or shut-in a significant number of producing wells during the second quarter of 2020, so the Partnership has benefited from stable production throughout 2020. Sold production for the Sanish Field Assets was approximately 3,700 BOE per day and 3,600 BOE per day for the three and nine months ended September 30, 2020, respectively, while sold production was approximately 2,100 BOE and 2,500 BOE per day for the three and nine months ended September 30, 2019, respectively.

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators in the Sanish field may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. If certain wells are shut-in, there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 21 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership will experience natural production declines until market conditions improve and the 21 in-process wells are completed.

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

For the three months ended September 30, 2020 and 2019, production expenses were $2.8 million and $2.2 million, respectively, and production expenses per BOE of sold production were $8.24 and $11.51, respectively. For the nine months ended September 30, 2020 and 2019, production expenses were $7.0 million and $8.0 million, respectively, and production expenses per BOE of sold production were $7.02 and $11.84, respectively. Production expenses per BOE for the three and nine months ended September 30, 2020 were below the prior year expenses of the same periods per BOE primarily due to (i) an increase in sold production volumes along with fixed lease operating expenses; (ii) other operating cost-saving measures implemented by the Partnership’s operators while market commodity prices are depressed; and (iii) certain of the Partnership’s existing producing wells being temporarily suspended for the development of new wells, as noted above, or workover repairs.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the three months ended September 30, 2020 and 2019 were $0.8 million (8% of revenue) and $0.6 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2020 and 2019 were $2.2 million (9% of revenue) and $2.1 million (8% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2020 and 2019 was $6.1 million and $2.8 million, and DD&A per BOE of sold production was $17.83 and $14.29, respectively. DD&A for the nine months ended September 30, 2020 and 2019 was $16.6 million and $9.4 million, and DD&A per BOE of sold production was $16.62 and $13.95, respectively. The increase in DD&A expense per BOE of production is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves (“PUDs”) resulting from (i) changes to the Partnership’s future drilling schedule and (ii) investment in new wells during the fourth quarter of 2019 and first quarter of 2020.

General and Administrative Costs

General and administrative costs for the three months ended September 30, 2020 and 2019 were $0.4 million and $0.3 million, respectively. General and administrative costs for the nine months ended September 30, 2020 and 2019 were $1.3 million and $1.0 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The increase in general and administrative costs for the three- and nine-month periods ended September 30, 2020, compared to the same periods of 2019, is primarily due to higher legal fees incurred to protect the Partnership’s rights under joint operating agreements with its operators.

Gain on Derivatives

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. The Partnership settled three derivative contracts during the first quarter of 2020, and in accordance with the Letter Agreement discussed in “Financing” below, the Partnership is required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021). In August 2020, the Partnership established its risk management program by entering into costless collar derivative contracts for future oil and natural gas produced by the Sanish Field Assets during the period from August 2020 through February 2021.

Index

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gain recorded during the periods presented.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Settlements on matured derivatives	$28,000	$-	$285,040	$-
Gain on mark-to-market of derivatives	66,299	498,790	250,149	498,790
Gain on derivatives	$94,299	$498,790	$535,189	$498,790

The Partnership realized gains of approximately $28,000 on the settlement of matured derivative contracts during the three months ended September 30, 2020. Settlement gains are calculated as the difference between the contract price and the market settlement price. The Partnership’s oil production contracts that expired during the three months ended September 30, 2020 represented 122,000 barrels of oil; however, these oil production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The Partnership’s natural gas production contracts that expired during the three months ended September 30, 2020 represented 140,000 Mcf of produced natural gas, and settlement gains were $28,000, or $0.20 per Mcf.

The Partnership realized gains of approximately $285,000 on the settlement of matured derivative contracts during the nine months ended September 30, 2020. The Partnership’s oil production contracts that expired during the nine months ended September 30, 2020 represented 204,000 barrels of oil, and settlement gains were approximately $257,000, or $1.26 per barrel of oil. The Partnership’s natural gas production contracts that expired during the nine months ended September 30, 2020 represented 140,000 Mcf of produced natural gas, and settlement gains were $28,000, or $0.20 per Mcf.

The mark-to-market gains recorded for the three- and nine-month periods ended September 30, 2020 and 2019 represent the change in fair value of the Partnership’s derivative instruments held at period-end. These unrealized gains do not represent actual settlements and no payments were made to the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Product	Costless Collar Volumes	Floor / Ceiling Prices ($)
10/2020 - 02/2021	Oil (bbls)	75,000	37.50 / 44.50
10/2020 - 02/2021	Oil (bbls)	75,000	38.00 / 44.25
10/2020 - 02/2021	Oil (bbls)	75,000	38.00 / 44.00
10/2020 - 02/2021	Oil (bbls)	48,000	38.00 / 44.50
10/2020 - 02/2021	Gas (MMBtu)	320,000	2.50 / 3.05

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively. Interest expense, net, for the nine months ended September 30, 2020 and 2019 was $1.4 million and $0.6 million, respectively. The primary components of Interest expense, net, during the three- and nine-month periods ended September 30, 2020 was interest expense on the Credit Facility and the Affiliate Loan discussed below in “Financing.” The primary component of Interest expense, net during the three- and nine-month periods ended September 30, 2019 was interest expense on the Credit Facility. The addition of the Affiliate Loan along with increased borrowings and an increase to the interest rate of the Partnership’s existing Credit Facility under the Letter Agreement, discussed below in “Financing”, resulted in an increase to the Partnership’s interest expense during the three and nine months ended September 30, 2020, as compared to the same periods of 2019.

Index

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings (loss) before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net income (loss)	$(879,896)	$1,794,044	$(2,387,990)	$6,093,081
Interest expense, net	529,789	207,847	1,370,418	598,063
Depreciation, depletion, amortization and accretion	6,112,621	2,767,479	16,575,336	9,403,364
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives	(66,299)	(498,790)	(250,149)	(498,790)
Adjusted EBITDAX	$5,696,215	$4,270,580	$15,307,615	$15,595,718

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity were cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. As of September 30, 2020, the Partnership had borrowed $40 million under its revolving credit facility, which represents all availability under the revolving credit facility. In July 2020, the Partnership utilized the proceeds from an affiliate term loan (described below in “Financing”) and cash on hand to repay amounts outstanding to Whiting of approximately $19 million (upon payment of the outstanding amounts, Whiting released all liens it had asserted against the Sanish Field Assets). At September 30, 2020, the Partnership held unrestricted cash and cash equivalents of $5.3 million and for the nine months ended September 30, 2020, the Partnership generated $15.1 million in cash flows from operations. As discussed in “Drilling Program, Oil Demand, Liquidity, and Going Concern Considerations” above, there are no assurances that cash on hand and cash flow from operations will be sufficient to continue to fund the Partnership’s operations and repay its indebtedness, described in “Financing” below.

Financing

Revolving Credit Facility

At September 30, 2020, the Partnership’s outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 4.25%.

On July 21, 2020, the Partnership entered into the Letter Agreement with its lending group that amended and modified the Credit Facility. The modifications include, among other items, the following:

-	Maturity date was changed from September 30, 2022 to July 31, 2021;

Index

-	Interest rate was changed to the prime rate plus 1.00%, with an interest rate floor of 4.00% (an increase of 50 basis points from the rate prior to the Letter Agreement);
-	Any future Partnership distributions to limited partners require Lender approval;
-	Calculation of the current ratio covenant was suspended until the reporting date for September 30, 2020;
-	The definition of current ratio excludes the Affiliate Loan (discussed below) from the definition of liabilities; and
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity (the balance of this collateral bank account at September 30, 2020 was approximately $1.3 million and is included in Restricted cash and cash equivalents on the Partnership’s September 30, 2020 consolidated balance sheet).

In addition to the modification of certain terms of the Credit Facility, the Letter Agreement waived the defaults by the Partnership under the Amended Loan Agreement that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Letter Agreement also allowed for the Affiliate Loan discussed below and payments under the Affiliate Loan.

In consideration for the modifications, amendments and waivers described above to the Amended Loan Agreement, the Letter Agreement provides for an amendment fee to Lender of $40,000, of which $15,000 was paid on September 30, 2020 and $25,000 is due December 31, 2020.

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

The Partnership was in compliance with its applicable covenants at September 30, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time. See additional information in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. At September 30, 2020, the outstanding balance on the Term Loan was $15 million, the interest rate for the Term Loan was approximately 2.2% and the Partnership was in compliance of all applicable covenants.

To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan has substantially the same terms as the Term Loan and is personally guaranteed by Messrs. Knight and McKenney. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership is required to reimburse GKDML for all costs of the GKDML Loan. The Term Loan may be prepaid at any time with no penalty and in any amount, but any amounts repaid may not be reborrowed. The Partnership anticipates utilizing cash from operations to reduce outstanding balances under the Term Loan.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of September 30, 2020, the unpaid Payout Accrual totaled $0.828493 per common unit, or approximately $16 million. As discussed in “Financing” above and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval.

For the nine months ended September 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million. For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $6.6 million and $19.9 million, respectively.

Oil and Natural Gas Properties

The Partnership incurred approximately $18.6 million and $7.8 million in capital expenditures for the nine months ended September 30, 2020 and 2019, respectively.

During the second half of 2019 and the first quarter of 2020, the Partnership elected to participate in drilling and completion of 43 new wells at an estimated cost to the Partnership of approximately $63 million. Through September 30, 2020, the Partnership has incurred approximately $42 million in capital expenditures related to the 43 wells. As of September 30, 2020, 22 of these wells have been completed and 21 were in process. The Partnership anticipates that the remaining 21 in-process wells will remain in drilled, but uncompleted (“DUC”) status through the end of 2020, and the timing for completion of these DUC wells is dependent upon an increase in commodity pricing. The Partnership estimates it will incur approximately $1 to $2 million in additional capital expenditures during the fourth quarter of 2020. However, the factors described in “Current Price Environment” along with the uncertainty of when Whiting will resume its drilling program after emerging from bankruptcy protection in September 2020 make it difficult to predict the amount and timing of capital expenditures for the remainder of 2020 and into the first half of 2021, and estimated capital expenditures could be significantly different from amounts actually invested.

As discussed in “Drilling Program, Oil Demand, Liquidity and Going Concern Considerations”, the Partnership’s liquidity is currently dependent upon cash from operations and if it is not able to generate sufficient cash to fund capital expenditures, it may not be able to complete is obligations under the currently suspended drilling program or participate fully in future wells. Based upon information from its operators, development during through the first half of 2020 and a reduction in commodity prices, the Partnership decreased its proved undeveloped reserves (“PUD”) from 11,980 MBOE at December 31, 2019 to 2,737 MBOE at June 30, 2020. Approximately 63% of this decrease in PUD reserve volumes was the result of a change in the planned timing of the drilling and completion of PUD reserve locations outside of the SEC five-year window, while the remaining 37% of the decrease resulted from PUD conversion to proved developed reserves and lower oil and natural gas prices. The Partnership did not make any further drill schedule adjustments during the third quarter of 2020.

Index

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2020, ER12 provided 60-day written notice to the Partnership of ER12’s intention to terminate the cost sharing agreement between the Partnership and ER12. The cost sharing agreement will terminate on December 31, 2020.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership has variable interest rates on its Credit Facility and Affiliate Loan that are subject to market changes in interest rates. Information regarding the Partnership’s Credit Facility and Affiliate Loan is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

In July 2020, the Partnership received a waiver from its lender group that suspended the calculation of the current ratio covenant until September 30, 2020 and waived certain other defaults under the Credit Facility. If the Partnership violates covenants under the Credit Facility in the future and is unable to obtain waivers, the lenders will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the lenders were to accelerate all of the obligations outstanding under the Credit Facility, the Partnership would be required to pay approximately $40 million (as of September 30, 2020) to the lenders. Additionally, the Partnership would be in default under its Affiliate Loan of $15 million.

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

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 and through the third quarter of 2020 due to commodity price declines, and the Partnership expects demand for oil and gas as well as commodity prices to be low for the remainder of 2020, which will negatively impact the Partnership’s business during the fourth quarter of 2020 and potentially beyond. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

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

In the first quarter of 2020 and through the beginning of the second quarter, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the significantly increased supply of crude oil as a result of a price war between Saudi Arabia and Russia. In April 2020, Saudi Arabia, Russia, the United States and other members of OPEC agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declined as prices fell below $20 per barrel by the end of April 2020. Oil prices have stabilized around $40 per barrel since June 2020; however, if crude oil prices remain at current levels or further decline for a prolonged period, the Partnership’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to the Partnership’s properties may be materially and adversely affected.

As domestic demand for crude oil has declined substantially due to COVID-19, the General Partner cannot ensure that there will be a physical market for the Partnership’s production at economic prices until markets stabilize.

As a result of low commodity prices, the operators of the Partnership’s wells have and may curtail a portion of the Partnership’s estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, an excess supply of oil could lead to further curtailments by those operators. While the Partnership believes that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance the Partnership will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of the Partnership’s production can also result in increased costs under midstream and other contracts. Any of the foregoing could result in an adverse impact on the Partnership’s revenues, financial position and cash flows.

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

Index

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101

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

Date: November 5, 2020