Form 10-K
period 2020-12-31
Energy 11, L.P.
filed 2021-03-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2020 was $0.

As of March 12, 2021, the Partnership had 18,973,474 common units outstanding.

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

These forward-looking statements include such things as:

•	the easing of COVID-19 and the return to pre-existing conditions following the ultimate recovery therefrom;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•	that the Partnership’s development of its oil and gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
•	the ability of the Partnership to meet its financial obligations due within one year;
•	the ability of the Partnership to negotiate a replacement to its Credit Facility, if necessary;
•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

As of December 31, 2020, the Partnership owns an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 18% non-operated working interest in 21 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

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

Investment and Drilling Activity

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

During 2018, six wells were completed by the Partnership’s operators. Two wells were completed by and are being operated by Whiting; the Partnership has an approximate 29% non-operated working interest in these two wells. The other four wells were completed by and are operated by Oasis Petroleum North America, LLC; the Partnership has an approximate 8% non-operated working interest in these four wells. In total, the Partnership’s capital expenditures for the drilling and completion of these six wells were approximately $7.8 million.

During 2019 and first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells (“Drilling Program”), primarily administered by Whiting, at an estimated cost to the Partnership of approximately $62 million. Through December 31, 2020, the Partnership had incurred approximately $42 million in capital expenditures related to the Drilling Program. Twenty-two (22) of the 43 wells have been completed and were producing at December 31, 2020; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of December 31, 2020. Due to the factors described below in “COVID-19, Demand, Liquidity and Going Concern Considerations,” Whiting suspended the Drilling Program during the second quarter of 2020. The timing for completion of a portion or all of the in-process wells within the Drilling Program is dependent upon several factors, including an increase in commodity pricing and available capital.

Index

COVID-19, Demand, Liquidity and Going Concern Considerations

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Because of COVID-19’s impact to the global economy, demand for oil, natural gas and natural gas liquids (“NGL”) substantially declined in March 2020 and remained depressed through the remainder of 2020. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. These factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. In response, the General Partner approved the suspension of distributions to limited partners of the Partnership in March 2020. NYMEX oil prices stabilized around $40 per barrel of oil in June 2020 and through the third quarter of 2020. Oil prices continued to increase through the fourth quarter of 2020, approaching $50 per barrel of oil in December 2020.

In response to lower commodity prices and reduced demand, operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs while also implementing other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. Further, Whiting and certain of its subsidiaries declared bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020. Whiting completed its financial restructuring and emerged from bankruptcy protection in September 2020, but has yet to resume its Drilling Program. These factors have had and are anticipated to continue to have an adverse impact on the Partnership’s business and its financial condition.

At December 31, 2019, the Partnership had approximately $16 million available under its $40 million revolving credit facility (“Credit Facility”); the Partnership used that remaining availability in the first quarter of 2020 to partially fund capital expenditures within the Drilling Program. At the end of the first quarter of 2020, the Partnership had approximately $21 million in accrued capital expenditures to Whiting. As a result, the Partnership was not in compliance with certain covenants under its Credit Facility as of March 31, 2020. In July 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with its lending group of its Credit Facility that, among other items, waived the non-compliance of certain covenants under the Credit Facility, accelerated the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021 and permitted a term loan with an affiliate. Subsequently, the Partnership entered into a loan agreement for a one-year, $15 million term loan (“Affiliate Loan”), and proceeds from the Affiliate Loan plus cash on hand were used to pay the Partnership’s outstanding capital expenditures due to Whiting. The Partnership paid off the Affiliate Loan in full in the first quarter of 2021, so the Partnership’s outstanding debt obligations totaled $40 million on the date this Form 10-K was issued.

The Partnership’s ability to continue as a going concern is dependent on several factors including, but not limited to, (i) the Partnership’s ability to comply with its obligations under its loan agreements; (ii) refinancing its existing debt and/or securing additional capital; (iii) an increase in demand for oil and natural gas as the global economy recovers from the effects of the COVID-19 pandemic and the existing oversupply of oil in the United States; and (iv) an increase in oil and natural gas market prices, which will improve the Partnership’s cash flow generated from operations. The Partnership can provide no assurance that it will be able to achieve any of these objectives. Refinancing its existing debt or securing additional capital may not be available on favorable terms to the Partnership, if it is available at all. NYMEX oil prices have rebounded from April 2020 lows, approached $50 per barrel in December 2020 and reached $60 per barrel in February 2021, but there can be no assurance that economic activity and oil and natural gas market conditions, including commodity prices, will fully return and stabilize at pre-COVID-19 levels, or that the Partnership will be able to meet its operational obligations. If the Partnership is unable to refinance or repay its debt obligations or is unable to meet its operational obligations, the Partnership could be required to liquidate certain of its assets used for collateral to satisfy these obligations, which create the substantial doubt that exists about the ability of the Partnership to continue as a going concern for one year after the date these financial statements are issued.

Industry Operating Environment

In addition to the specific global macroeconomic factors described above in “COVID-19, Demand, Liquidity and Going Concern Considerations”, the oil and natural gas industry is affected by other factors that the Partnership generally cannot control, including real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Index

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

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received, and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year Ended December 31,		Percent
	2020	2019	Change

Sold production (BOE):
Oil	1,014,980	624,079	62.6%
Natural gas	176,246	148,034	19.1%
Natural gas liquids	158,050	126,516	24.9%
Total	1,349,276	898,629	50.1%

Average sales price per unit:
Oil (per Bbl)	$31.22	$49.58	-37.0%
Natural gas (per Mcf)	2.01	2.78	-27.7%
Natural gas liquids (per Bbl)	17.14	20.65	-17.0%
Combined (per BOE)	27.07	40.08	-32.5%

Average unit cost per BOE:
Production costs
Production expenses	7.29	10.99	-33.7%
Production taxes	2.28	3.18	-28.3%
Total production costs	9.57	14.17	-32.5%
Depreciation, depletion, amortization and accretion	16.79	13.86	21.1%

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

Index

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

As noted above, in March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership has accumulated and will continue to accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2020, the unpaid Payout Accrual totaled $1.181370 per common unit, or approximately $22 million. Pursuant to the Letter Agreement described above, the Partnership is not permitted to pay distributions without lender approval.

For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit or $4.6 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million.

Index

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2020:

	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBOE)	Standardized Measure (2)
						(in thousands)
Proved Reserves (1)
PDP Properties	218	9,792	11,924	1,861	13,640	$76,164
PDNP Properties	25	897	1,069	168	1,243	6,228
PUD Properties	42	3,725	3,805	599	4,959	(9,505)
Total Proved Reserves	285	14,414	16,798	2,628	19,842	$72,887

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

The Partnership’s proved reserves as of December 31, 2020 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $32.08 per barrel of oil, $(0.55) per MMcf of natural gas and $5.54 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2020 were above the 2020 average prices using the parameters established by the SEC. Therefore, due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2020, the Partnership had PUDs of approximately 4,959 MBOE, or approximately 25% of total proved reserves. Total PUDs at December 31, 2019 were 11,980 MBOE. The following table reflects the changes in PUDs during 2020:

BOE
Proved undeveloped reserves, December 31, 2019	11,980,151
Revisions of previous estimates (1)	(5,501,947)
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (2)	(1,519,525)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2020	4,958,679

(1)

The annual review of the PUDs resulted in a negative revision of approximately 5,502 MBOE. This revision was the result of 5,409 MBOE of downward adjustments attributable to changes in the future drill schedule, 121 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2020 and December 31, 2019, and 28 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2020 to December 31, 2019.

(2)

The Partnership completed 11 new wells during 2020. The Partnership already converted four of these 11 wells from PUD to proved developed reserves at December 31, 2019 because they were substantially complete and the costs to bring to production were relatively minor. The Partnership converted the other 7 completed wells to proved developed reserves during 2020, which resulted in a downward adjustment to PUDs of 1,520 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. The Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. All of the Partnership’s PUDs at December 31, 2020 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2020 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

Index

The Partnership’s management works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership’s management also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets with the Partnership’s President and management to discuss matters and policies related to the Partnership’s reserves.

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2020:

	December 31, 2020
	Gross	Net
Oil wells:
Sanish Field	244	61.4

Of the total well count for 2020, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up.  At December 31, 2020, the Partnership had 243 currently producing wells and one shut-in well. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2020, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	17,603	5,453	17,675	5,475	35,278	10,928

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

Index

Undeveloped Acreage Expirations

The Partnership has no undeveloped acreage expirations as all acreage is held by production.

Delivery Commitments

As of December 31, 2020, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Whiting, as the primary operator of Partnership’s properties, operates 98% of the Partnership’s wells and sold approximately 99% of the Partnership’s production on the Partnership’s behalf in 2020.

Title to Properties

As is customary in the Partnership’s industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, was made at the time the Partnership acquired its properties. The Partnership believes that its title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations. The interests owned by the Partnership may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations.

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

Index

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

In 2018, the EPA commenced a management study of oil and gas extraction wastewater from both conventional extraction and unconventional extraction such as hydraulic fracturing. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA produced a report of its findings in May 2020, which did not announce any new regulatory requirements regarding oil and gas extraction wastewater. In January 2021, the EPA published its final Effluent Guidelines Program Plan 14, its biennial plan for new and revised effluent limitations guidelines and standards for industrial wastewater discharges. Plan 14 discusses several ongoing regulatory actions, including upcoming revisions to increase flexibility for centralized waste treaters of produced water from oil and gas extraction.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2020, the EPA finalized a rule that removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane.

Index

In 2016, the EPA had expanded its regulatory coverage with the addition of new rules limiting methane emissions from new or modified sites and equipment. In August 2020, the EPA also finalized a rule that rescinded the methane requirements in the 2016 NSPS for the production and processing segments of the oil and natural gas industry.

This final rule also made amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications.

The Biden administration has pledged to review or reverse many Trump-era environmental policies, and it appears some or all of these recent changes to the 2016 NSPS for the oil and gas industry are in the spotlight of this initiative.

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

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. BLM issued a final rule in September 2018 that reduced certain compliance burdens deemed to be unnecessary, including requirements to write waste minimization plans, meet methane capture targets and use equipment that meets certain technical standards. BLM’s rule was challenged and struck down in federal court in 2020, although it is possible the Biden administration will reintroduce this type of regulation.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. The Biden administration has pledged to review many of these changes, which may result in their reversal.

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

Index

The EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities.

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate greenhouse gas emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. greenhouse gases before setting emissions controls. Only the electric power sector would currently satisfy that requirement, according to the EPA’s own calculations. The Biden administration is likely to make an effort to reverse this rule.

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally as well as some localities, also are considering or have implemented GHG regulatory programs or other steps to reduce GHG emissions. These potential regional, state and local initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Partnership incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Partnership produces. The impact of such future programs cannot be predicted, but the Partnership does not expect its operations to be affected any differently than other similarly situated domestic competitors.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that somewhat loosened procedures for listing species, recovery, reclassifications and critical habitat designations. The rules removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. The Trump administration EPA also issued several Endangered Species Act decisions in the final days of 2020 that have been targeted by the Biden administration for review and possible reversal.

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

Index

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. From 2012 through the end of 2020, DOE authorized large-scale, long-term exports of lower-48-U.S.-produced LNG and compressed natural gas totaling 46.94 billion cubic feet per day of natural gas to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to non-FTA countries, and adopting a term through December 31, 2050, as the standard export term for long-term non-FTA authorizations. Under DOE’s Policy Statement, holders of existing non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050.

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

Employees

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership, and all decisions regarding the management of the Partnership are made by the Board of Directors of the General Partner and its officers. The General Partner utilizes the services of qualified third parties and consultants for specific projects, such as the preparation of the Partnership’s reserve estimates. The Board of Directors of the General Partner does not receive any salary, bonus or consulting fees for serving on the board of directors or managing the Partnership’s business. For more detail, refer to Part III, Items 10, 11 and 13, respectively, of this Form 10-K.

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

Index

Item 1A.  Risk Factors

Risks Related to the Partnership’s Business, Financial Condition, Results of Operations and Cash Flows

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

The Partnership may not be able to refinance the obligations due under its Credit Facility.

The full amount of the Partnership’s obligations under its Credit Facility are due and payable on July 31, 2021. The Partnership is actively seeking to refinance its obligations under the Credit Facility, but no assurance can be given that such a refinancing will be available on terms acceptable to the Partnership or on any terms whatsoever. If the lenders were to enforce the obligations outstanding under the Credit Facility when they become due, the Partnership would be required to pay approximately $40 million (as of December 31, 2020) to the lenders.

The Partnership may not be able to obtain waivers of future covenant violations under its Credit Facility.

In July 2020, the Partnership received a waiver from its lender group that suspended certain covenant calculations and waived certain other defaults under the Credit Facility. If the Partnership violates covenants under the Credit Facility in the future and is unable to obtain waivers, the lenders will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the lenders were to accelerate all of the obligations outstanding under the Credit Facility, the Partnership would be required to pay approximately $40 million (as of December 31, 2020) to the lenders.

The Partnership and its lender group entered into a Letter Agreement in July 2020 that amended certain sections of the Credit Facility, including a restriction on the Partnership’s ability to make distributions to holders of its common units. Other amendments may limit the Partnership’s ability to capitalize on acquisitions and other business opportunities.

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

Crude oil prices declined significantly in the first quarter of 2020 and into the second quarter of 2020. If oil, natural gas or other hydrocarbon prices decrease and/or remain depressed for a prolonged period, cash flows from operations will decline and cash available for distributions will be impacted.

The Partnership’s revenue, profitability and cash flow depend upon the prices for oil, natural gas and other hydrocarbons. The prices the Partnership will receive for its production will be volatile and a drop in prices can significantly affect its financial results and adversely affect the Partnership’s ability to obtain credit, maintain its borrowing capacity and to repay indebtedness, all of which can affect the Partnership’s ability to pay distributions. Changes in prices have a significant impact on the value of the Partnership’s reserves and on its cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the Partnership’s control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons;
●	regulations which may prevent or limit the export of oil, natural gas and other hydrocarbons;
●	the amount of added production from development of unconventional natural gas reserves;
●	the price and quantity of foreign imports of oil, natural gas and other hydrocarbons;
●	the level of consumer product demand;
●	adverse weather conditions, natural disasters and global health concerns, such as the COVID-19 coronavirus outbreak in early 2020;
●	the value of the U.S. dollar relative to the currencies of other countries;
●	overall domestic and global economic conditions;

Index

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

The widespread outbreak of COVID-19 has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and disrupt, the Partnership’s business and the industry in which the Partnership operates.

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

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 and through 2020 due to commodity price declines. If demand for oil and gas as well as commodity prices remain low in 2021, the Partnership’s business will be negatively impacted. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

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

Index

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

In addition, the actual amount of cash the Partnership will have available for distribution will depend on other factors, some of which are beyond the Partnership’s control, including:

●	contractual restrictions on the payment of distributions contained in the Letter Agreement to the Credit Facility;
●	the amount of cash reserves established by the General Partner for the proper conduct of the Partnership’s business and for capital expenditures, which may be substantial;
●	the cost of operations, infrastructure and drilling;
●	the Partnership’s debt service requirements and other liabilities;
●	fluctuations in the Partnership’s working capital needs;
●	the Partnership’s ability to borrow funds;
●	the timing and collectability of receivables; and
●	prevailing economic conditions.

As a result of these factors, the amount of cash the Partnership distributes to holders of its common units may fluctuate significantly from month to month.

The Partnership has limited control over the activities on its properties.

At December 31, 2020, Whiting operates 98% of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Whiting, or the Partnership’s other operators, to adequately perform operations, breach the applicable agreements or failure to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Whiting and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Partnership’s results from operations may be impacted by a lack of geographical diversification.

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

The Partnership depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of Partnership oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the Dakota Access Pipeline), could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for the Sanish Field Assets. The negative effects arising from these and similar circumstances may last for an extended period of time.

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect the Partnership’s results of operations and financial condition.

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

Index

The Partnership’s hedging transactions will expose it to counterparty credit risk.

Historically, the Partnership has engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership may also engage in hedging transaction in future periods. Hedging transactions will expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, its ability to negate the risk may be limited depending upon market conditions.

During periods of falling commodity prices, such as those that occurred in late 2008, 2012 and early 2020, the Partnership’s hedge receivable positions will increase, which increases the Partnership’s exposure. If the creditworthiness of the Partnership’s counterparties deteriorates and results in their nonperformance, the Partnership could incur a significant loss.

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

Index

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

Index

Risks Related to Investment in the Partnership

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

Moreover, as amended through the Letter Agreement executed in July 2020, the Partnership is not permitted to make distributions without lender approval, and a portion of the Partnership’s cash flow is used to pay interest on the Credit Facility. Interest and principal payments on the Credit Facility will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

Index

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

●	repayment of borrowings and regularly scheduled debt service payments;
●	drilling and completing new wells;
●	cost overruns on drilling, completion or operating activities;
●	remedial work to improve a well’s producing capability;
●	the acquisition of producing and non-producing oil and gas leasehold interests considered in the best interest of the Partnership by the General Partner;
●	uninsured losses from operational risks including liability for environmental damages;
●	direct costs and general and administrative expenses of the Partnership;
●	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or
●	indemnification of the General Partner and its affiliates by the Partnership for losses or liabilities incurred in connection with the Partnership’s activities.

Further, because the Partnership’s investments will be in depleting assets, unless reinvested, Partnership revenues and the amount available for distribution to partners will decline with the passage of time. Accordingly, there can be no assurance that the Partnership will be able to make regular distributions or that distributions will be made at any consistent rate or frequency.

Index

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

Risks Related to Laws, Regulations, Cybersecurity and Other External Factors

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting the Partnership’s operations.

The Partnership’s business is subject to complex and stringent laws and regulations governing the acquisition, development, operation, production and marketing of oil and gas, taxation, safety matters and the discharge of materials into the environment. In order to conduct the Partnership’s operations in compliance with these laws and regulations, the operator(s) of the Partnership’s properties must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on the Partnership’s ability to develop its properties, and receipt of drilling permits with onerous conditions could increase the Partnership’s compliance costs. In addition, regulations or executive orders regarding resource conservation practices and the protection of correlative rights may affect the Partnership’s operations by limiting the quantity of oil, natural gas and natural gas liquids the Partnership may produce and sell.

The Partnership is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and natural gas liquids. While the cost of compliance with these laws is not expected to be material to the Partnership’s operations, the possibility exist that new laws, regulations, executive orders or enforcement policies could be more stringent and significantly increase the Partnership’s compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, the Partnership’s ability to pay distributions to holders of the Partnership’s common units and service the Partnership’s debt obligations could be adversely affected.

Index

Federal and state legislative initiatives, including executive orders,  relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and even could result in the Partnership ceasing business operations.

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

On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and therefore not impacted by this executive order. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

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

Index

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. Although some of these requirements have been rescinded under the Trump administration, the Biden administration has pledged to scrutinize these changes and possibly reverse them. The broader recent trend of more expansive and stricter climate change regulation may continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

Percentage depletion is generally available with respect to common unitholders who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether or provide any assurance that you will qualify as an independent producer. Further, if you do qualify as an independent producer, you are required to determine the amount of your allowed percentage depletion deduction and maintain records supporting such determination.

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

These rules were modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the CARES Act, the Partnership may elect to increase the amount of business interest it is allowed to deduct by increasing the 30% limitation to 50% of adjusted taxable income for its 2019 and 2020 taxable years. Further, in determining the interest deductibility limitation for the Partnership’s 2020 taxable year, under the CARES Act, the Partnership may elect to utilize the amount of adjusted taxable income generated in its 2019 taxable year.

Index

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2020, there were approximately 19.0 million common units outstanding, which were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2020 of $7.23 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2020. The developed per common unit value range is $6.06 – $8.54. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/20
(unaudited)

Estimated fair value of oil and gas properties	$178,543
Estimated fair value of cash and cash equivalents	2,464
Estimated fair value of other assets and liabilities, net	2,128
Estimated fair value of outstanding debt	(46,000)
Estimated fair value of equity	$137,135

Common units outstanding	18,973

Estimated value per common unit	$7.23

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2020. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2020. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2020. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2020 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2021, which ranges from $48.26 per barrel to $44.95 per barrel as of January 1, 2021 to December 31, 2025, and an increase of 3% thereafter with price cap at $75.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2021, which ranges from $2.67 per Mcf to $2.50 per Mcf as of January 1, 2021 to December 31, 2025, and an increase of 3% thereafter with price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
o	Weighted average oil differential of $7.49 per barrel of oil
o	Weighted average natural gas differential of $2.54 per Mcf of natural gas
o	Natural gas liquids (NGL) pricing determined using 14.0% of NYMEX oil price
o	Weighted average natural gas shrink of 30.2%
o	NGL yield of 109.57 barrels per MMcf of wet gas
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
o	Proved developed producing (PDP) assets – 5.0%
o	Proved developed non-producing (PDNP) assets – 10.0%
o	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
o	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
o	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%

Index

•	Total lease operating and workover expenses per well estimated at $8.50 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated at $7.4 million per well

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.09 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.31 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.13 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.17 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.55 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.54 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2020 and 2019, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership has accumulated and will continue to accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2020, the unpaid Payout Accrual totaled $1.181370 per common unit, or approximately $22 million. Pursuant to the Letter Agreement described above, the Partnership is not permitted to pay distributions without lender approval.

For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit or $4.6 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million.

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

As of December 31, 2020, the Partnership owns an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 18% non-operated working interest in 21 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership, and all decisions regarding the management of the Partnership are made by the Board of Directors of the General Partner and its officers.

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

During 2019 and first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells (“Drilling Program”), primarily administered by Whiting, at an estimated cost to the Partnership of approximately $62 million. Through December 31, 2020, the Partnership had incurred approximately $42 million in capital expenditures related to the Drilling Program. Twenty-two (22) of the 43 wells have been completed and were producing at December 31, 2020; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of December 31, 2020. Due to the factors described below in “Demand, Liquidity and Going Concern Considerations,” Whiting suspended the Drilling Program during the second quarter of 2020. See additional detail in “Oil and Natural Gas Properties” below. The timing for completion of a portion or all of the in-process wells within the Drilling Program is dependent upon several factors, including an increase in commodity pricing and available capital.

Demand, Liquidity and Going Concern Considerations

To fund a portion of the capital expenditures under the Drilling Program described above, the Partnership used all remaining availability under its Credit Facility by March 31, 2020, and as of June 30, 2020, the Partnership had approximately $20 million in accrued operating and capital expenditures due to Whiting. New production from completed wells was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage. However, due to the severe negative impacts to the global oil and gas industry as described in “Current Price Environment” below, Whiting declared bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020, then subsequently suspended the Drilling Program during the second quarter of 2020. As a result, these factors had an adverse impact on the Partnership’s business and its financial condition.

Index

In July 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with its lending group of its Credit Facility that, among other items, waived the non-compliance of certain covenants under the Credit Facility, accelerated the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021 and permitted a term loan with an affiliate. Subsequently, the Partnership entered into a loan agreement for a one-year, $15 million term loan (“Affiliate Loan”), and proceeds from the Affiliate Loan plus cash on hand were used to pay its outstanding capital expenditures due to Whiting. The Partnership paid off the Affiliate Loan in full in the first quarter of 2021, so the Partnership’s outstanding debt obligations totaled $40 million on the date this Form 10-K was issued.

The Partnership’s ability to continue as a going concern is dependent on several factors including, but not limited to, (i) the Partnership’s ability to comply with its obligations under its loan agreements; (ii) refinancing its existing debt and/or securing additional capital; (iii) an increase in demand for oil and natural gas as the global economy recovers from the effects of the COVID-19 pandemic and the existing oversupply of oil in the United States; and (iv) an increase in oil and natural gas market prices, which will improve the Partnership’s cash flow generated from operations. The Partnership can provide no assurance that it will be able to achieve any of these objectives. Refinancing its existing debt or securing additional capital may not be available on favorable terms to the Partnership, if it is available at all. NYMEX oil prices have rebounded from April 2020 lows, approached $50 per barrel in December 2020 and reached $60 per barrel in February 2021, but there can be no assurance that economic activity and oil and natural gas market conditions, including commodity prices, will return and stabilize at pre-COVID-19 levels, or that the Partnership will be able to meet its operational obligations. If the Partnership is unable to refinance or repay its debt obligations or is unable to meet its operational obligations, the Partnership could be required to liquidate certain of its assets used for collateral to satisfy these obligations, which create the substantial doubt that exists about the ability of the Partnership to continue as a going concern for one year after the date these financial statements are issued.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Because of COVID-19’s impact to the global economy, demand for oil, natural gas and NGL substantially declined in March 2020 and remained depressed through the remainder of 2020. In addition to the outbreak of COVID-19 during the first quarter of 2020, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020. Russia did not participate in production cuts coordinated by OPEC, which led to Saudi Arabia lowering crude oil prices and both countries substantially increasing daily output of crude oil. The increase in Saudi and Russian oil output along with sustained production by other global producers, including the United States, stressed the oil and gas industry’s capacity to store excess oil and gas. Despite Saudi Arabia, Russia, the United States and other OPEC members reaching agreements throughout 2020 to cut daily production, congested supply chain channels and excess crude oil and natural gas inventory weighed negatively on commodity prices while demand remained low during COVID-19.

These factors led to oil prices falling in March 2020 and to 20-year lows in April 2020, when the average daily NYMEX futures closing prices for the month was $16.70. NYMEX oil prices did stabilize around $40 per barrel of oil in June 2020 and through the third quarter of 2020. The average NYMEX futures closing price was $42.70 for the fourth quarter of 2020, and NYMEX daily spot prices for oil approached $50 per barrel in late December 2020.

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Percent
	2020	2019	Change
Average market closing prices (1)
Oil (per Bbl)	$39.26	$56.96	-31.1%
Natural gas (per Mcf)	$2.03	$2.56	-20.7%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2020 and 2019. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $32.08 per barrel of oil, $(0.55) per MMcf of natural gas and $5.54 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $47.70 per barrel of oil, $(0.03) per MMcf of natural gas and $8.91 per barrel of NGL.

Results of Operations for Years 2020 and 2019

Partnership revenues are highly sensitive to changes in oil and natural gas prices and to levels of production, and future growth is dependent on the Partnership’s ability to add reserves in excess of production. The Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease. In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$36,522,076	100.0%	$36,019,602	100.0%	1.4%
Production expenses	9,839,539	26.9%	9,873,634	27.4%	-0.3%
Production taxes	3,075,056	8.4%	2,861,995	7.9%	7.4%
Depreciation, depletion, amortization and accretion	22,654,849	62.0%	12,451,435	34.6%	81.9%
General, administration and other expense	1,577,317	4.3%	1,303,570	3.6%	21.0%

Sold production (BOE):
Oil	1,014,980		624,079		62.6%
Natural gas	176,246		148,034		19.1%
Natural gas liquids	158,050		126,516		24.9%
Total	1,349,276		898,629		50.1%

Average sales price per unit:
Oil (per Bbl)	$31.22		$49.58		-37.0%
Natural gas (per Mcf)	2.01		2.78		-27.7%
Natural gas liquids (per Bbl)	17.14		20.65		-17.0%
Combined (per BOE)	27.07		40.08		-32.5%

Average unit cost per BOE:
Production expenses	7.29		10.99		-33.7%
Production taxes	2.28		3.18		-28.3%
Depreciation, depletion, amortization and accretion	16.79		13.86		21.1%

Capital expenditures	$18,985,025		$25,934,419

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2020 and 2019, revenues for oil, natural gas and NGL sales were $36.5 million and $36.0 million, respectively. Revenues for the sale of oil were $31.7 million and $30.9 million, which resulted in realized prices of $31.22 and $49.58 per barrel, respectively. Revenues for the sale of natural gas were $2.1 million and $2.5 million, which resulted in realized prices of $2.01 and $2.78 per Mcf, respectively. Revenues for the sale of NGL were $2.7 million and $2.6 million, which resulted in realized prices of $17.14 and $20.65 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2020 were approximately $36.41 per barrel of oil, $2.34 per Mcf of natural gas and $22.27 per BOE of NGL, compared to fourth quarter of 2019 realized prices of approximately $49.92 per barrel of oil, $2.14 per Mcf of natural gas and $20.28 per BOE of NGL.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Due to produced oil from the Sanish field exceeding demand and reduced storage capacity available at refineries, the Partnership’s oil price differential increased during the second quarter of 2020. However, as market supply and demand imbalances began to stabilize in July 2020, the Partnership’s oil price differential returned to historical levels during the third and fourth quarters of 2020. In July 2020, a federal judge ruled that two significant pipelines that transport oil and natural gas from North Dakota fields, including the Sanish field, must suspend operations due to environmental review and disputes over right to use land owned by Native Americans (this ruling was later stayed on appeal and the case remains active in court). If use of the region pipelines is suspended at a future date, the Partnership anticipates its differential would increase.

The Partnership’s results for the year ended December 31, 2020 were negatively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs, which decreased, in comparison to the year ended December 31, 2019, due to (i) a decline in market commodity prices (described in “Current Price Environment” above) and (ii) a significant increase in the oil differential during the second quarter of 2020. Realized sales prices for natural gas and NGLs were also negatively impacted in 2020 due to processing and transportation constraints, discussed above in “Current Price Environment” and below in “Production Expenses”, as product leaves the Sanish field.

The Partnership’s increase in sold production volumes for the year ended December 31, 2020 helped offset the negative impact of lower realized sales prices. Since the fourth quarter of 2019, the Partnership has completed 22 new wells, which led to increases in the Partnership’s sold production volumes of oil, natural gas and NGL throughout 2020 when compared to 2019. In addition, the Partnership’s operators did not curtail production or shut-in a significant number of producing wells during 2020, so the Partnership benefited from stable production throughout 2020. Sold production for the Sanish Field Assets was approximately 3,800 BOE per day for the fourth quarter of 2020 and approximately 3,700 BOE per day for the year ended December 31, 2020. In comparison, production for the Sanish Field Assets was approximately 2,400 BOE per day for the fourth quarter of 2019 and approximately 2,500 BOE for the year ended December 31, 2019. Sold production volumes for oil, natural gas and NGLs during 2019 were impacted by (i) natural production declines; and (ii) production from some of the Partnership’s existing producing wells being temporarily suspended, starting in the second quarter of 2019, due to the commencement of the Drilling Program.

If operators are unable to produce, process and sell oil and natural gas at economical prices, the operators in the Sanish field may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 21 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership may experience natural production declines until market conditions improve and some or all of the 21 in-process wells are completed. See further discussion of the Partnership’s investment in new wells “Liquidity and Capital Resources” below.

Operating costs and expenses

Production expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contract in effect for the extraction, transportation and treatment of natural gas.

Index

For the years ended December 31, 2020 and 2019, production expenses were $9.8 million and $9.9 million, respectively, and production expenses per BOE of sold production were $7.29 and $10.99, respectively. The year-over-year change in total production expenses was minimal for the years ended December 31, 2020 and 2019; however, the operating environment in the Willison Basin was altered due to the severe impacts of COVID-19. The implementation of cost-saving measures by its operators allowed the Partnership to save on routine expenses to maintain producing wells, but higher gathering and transportation costs contributed to higher costs to sell Partnership production. As a result, the Partnership’s lease operating expenses decreased by approximately 29% in 2020 (as compared to 2019), but marketing, gathering and processing costs increased by 20% in 2020 (as compared to 2019). Workover expenses were also higher in 2020, when compared to 2019, a result of the Partnership’s operators incurring costs to return certain wells to production that were in close proximity to new drillings completed under the Drilling Program.

Production expenses for the fourth quarters of 2020 and 2019 were $2.8 million and $1.9 million, respectively, and production expenses per BOE of sold production were $8.07 and $8.44, respectively. Production expenses per BOE for the fourth quarter of 2020 and year ended December 31, 2020 were below production expenses per BOE of the same periods of 2019 primarily due to the increase in sold production volumes.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the years ended December 31, 2020 and 2019 were $3.1 million (8% of revenue) and $2.9 million (8% of revenue), respectively. Production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil based on current rates as a percentage of sale price. Production taxes for the fourth quarters of 2020 and 2019 were $0.9 million (8% of revenue) and $0.7 million (8% of revenue), respectively.

General and administrative expenses

General and administrative costs for the years ended December 31, 2020 and 2019 were $1.6 million and $1.3 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The increase in general and administrative costs in 2020, compared to 2019, is primarily due to higher legal fees incurred to protect the Partnership’s rights under joint operating agreements with its operators.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2020 and 2019 was $22.7 million and $12.5 million, and DD&A per BOE of sold production was $16.79 and $13.86, respectively. DD&A for the fourth quarters of 2020 and 2019 was $6.1 million and $3.0 million, and DD&A per BOE of sold production was $17.26 and $13.56, respectively.

The increase in DD&A expense per BOE of production in 2020 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves (“PUDs”) resulting from (i) changes to the Partnership’s future drilling schedule and (ii) investment in new wells during the fourth quarter of 2019 and first quarter of 2020.

Loss on derivatives, net

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

Index

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market net loss recorded during the periods presented.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Settlements on matured derivatives, net	$146,710	$13,310
Loss on mark-to-market of derivatives, net	(418,910)	(183,850)
Loss on derivatives, net	$(272,200)	$(170,540)

The mark-to-market gains or losses recorded for the years ended December 31, 2020 and 2019 represent the change in fair value of the Partnership’s derivative instruments held at period-end. These unrealized gains and losses do not represent actual settlements and no payments were made to or from the counterparty.

The Partnership realized a net gain of approximately $147,000 on the settlement of matured derivative contracts during the year ended December 31, 2020. The Partnership’s oil production contracts that expired during the year ended December 31, 2020 represented 372,000 barrels of oil, and the net settlement gain was approximately $107,000, or $0.29 per barrel of oil. The Partnership’s natural gas production contracts that expired during the year ended December 31, 2020 represented 330,000 Mcf of produced natural gas, and settlement gains were approximately $40,000, or $0.12 per Mcf.

The Partnership realized a net loss of approximately $138,000 on the settlement of matured derivative contracts during the fourth quarter of 2020. The Partnership’s oil production contracts that expired during the fourth quarter of 2020 represented 168,000 barrels of oil, and the settlement loss was approximately $150,000, or $0.89 per barrel of oil. The Partnership’s natural gas production contracts that expired during the fourth quarter of 2020 represented 190,000 Mcf of produced natural gas, and the settlement gain was approximately $12,000, or $0.06 per Mcf.

The Partnership realized gains of approximately $13,000 on the settlement of matured derivative contracts during the fourth quarter and year ended December 31, 2019. The Partnership’s oil production contracts that expired during the fourth quarter and year ended December 31, 2019 represented 85,000 barrels of oil, and settlement gains were approximately $13,000, or $0.16 per barrel of oil.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production as of December 31, 2020.

Settlement Period	Product	Volume	Floor / Ceiling Prices ($)
01/2021 - 02/2021	Oil (bbls)	30,000	37.50 / 44.50
01/2021 - 02/2021	Oil (bbls)	30,000	38.00 / 44.25
01/2021 - 02/2021	Oil (bbls)	30,000	38.00 / 44.00
01/2021 - 02/2021	Oil (bbls)	15,000	38.00 / 44.50
01/2021 - 02/2021	Gas (MMBtu)	120,000	2.50 / 3.05

Interest expense, net

Interest expense, net, for the years ended December 31, 2020 and 2019 was $1.9 million and $0.9 million, respectively. The primary component of Interest expense, net, for the year ended December 31, 2020 was interest expense on the Credit Facility and the Affiliate Loan discussed below in “Financing.” The primary component of Interest expense, net for the year ended December 31, 2019 was interest expense on the Credit Facility. Additional borrowings and an increase to the interest rate under the Credit Facility along with the addition of the Affiliate Loan led to the increase in the Partnership’s interest expense in 2020.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income	$(2,805,323)	$8,480,450
Interest expense, net	1,908,438	877,978
Depreciation, depletion, amortization and accretion	22,654,849	12,451,435
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	418,910	183,850
Adjusted EBITDAX	$22,176,874	$21,993,713

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity were cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Credit Facility, if any. As of December 31, 2020, the Partnership had borrowed $40 million under its Credit Facility, which represents all availability. In July 2020, the Partnership utilized the proceeds from the Affiliate Loan (described below in “Financing”) and cash on hand to repay amounts outstanding to Whiting of approximately $19 million (upon payment of the outstanding amounts, Whiting released all liens it had asserted against the Sanish Field Assets). At December 31, 2020, the Partnership held unrestricted cash and cash equivalents of $1.6 million and for the year ended December 31, 2020, the Partnership generated $20.7 million in cash flows from operations. As discussed in “Demand, Liquidity and Going Concern Considerations” above, there are no assurances that cash on hand and cash flow from operations will be sufficient to continue to fund the Partnership’s operations and repay its indebtedness, described in “Financing” below.

Financing

Revolving Credit Facility

At December 31, 2020, the Partnership’s outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 4.25%.

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

Index

-	The definition of current ratio excludes the Affiliate Loan (discussed below) from the definition of liabilities; and
-

As additional collateral for the loan, the Partnership established and funded a bank account with its lender in the amount of $1.6 million, to be used for interest payments until maturity (the balance of this collateral bank account at December 31, 2020 was approximately $0.9 million and is included in Restricted cash and cash equivalents on the Partnership’s December 31, 2020 consolidated balance sheet).

In addition to the modification of certain terms of the Credit Facility, the Letter Agreement waived the defaults by the Partnership that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Letter Agreement also allowed for the Affiliate Loan, discussed below, and permitted payments under the Affiliate Loan if certain conditions were met.

In consideration for the modifications, amendments and waivers described above to the Amended Loan Agreement, the Letter Agreement required an amendment fee to Lender of $40,000.

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

The Partnership was in compliance with its applicable covenants at December 31, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time. See additional information in “Note 4. Debt” in Part II, Item 8 – Financial Statements and Supplementary Data included elsewhere within this Form 10-K.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. At December 31, 2020, the outstanding balance on the Term Loan was $6 million, the interest rate for the Term Loan was approximately 2.1% and the Partnership was in compliance of all applicable covenants.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility resulting from COVID-19 and the impact on the Partnership’s operating cash flows. The Partnership has accumulated and will continue to accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of December 31, 2020, the unpaid Payout Accrual totaled $1.181370 per common unit, or approximately $22 million. As discussed in “Financing” above and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval.

For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit or $4.6 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million. The Partnership generated $20.7 million in cash flow from operations for the years ended December 31, 2020 and 2019, respectively.

Oil and Gas Properties

Drilling Program

The Partnership incurred approximately $19.0 million and $25.9 million in capital expenditures for the years ended December 31, 2020 and 2019, respectively.

During the second half of 2019 and the first quarter of 2020, the Partnership elected to participate in the Drilling Program, primarily administered by Whiting, at an estimated cost to the Partnership of approximately $62 million. Through December 31, 2020, the Partnership has incurred approximately $42 million in capital expenditures related to the Drilling Program. As of December 31, 2020, 22 of these wells have been completed and 21 were in process. The timing for the completion of these 21 in-process wells is uncertain, as completion of the wells is not in the Partnership’s control. Based upon information from its operators, the Partnership estimates it will incur approximately $12 to $15 million in capital expenditures related to the Drilling Program in 2021, indicating all 21 in-process wells are not anticipated to be completed in 2021. The factors described in “Current Price Environment” along with the uncertainty of when Whiting will resume the Drilling Program make it difficult to predict the amount and timing of capital expenditures for 2021 and beyond. Estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the approximate $20 million in estimated capital expenditures to be incurred to complete the 43 wells within the Drilling Program, the Partnership anticipates that it may be obligated to invest $25 to $35 million in capital expenditures from 2021 through 2025 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets. As discussed in “Demand, Liquidity and Going Concern Considerations”, the Partnership’s liquidity is currently dependent upon cash from operations and if it is not able to generate sufficient cash to fund capital expenditures, it may not be able to complete its obligations under the currently suspended Drilling Program or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Oil, Natural Gas and NGL Reserves

The Partnership decreased its proved undeveloped reserves (“PUD”) during the second quarter of 2020 as a result of lower oil and natural gas prices as well as changes in the planned timing of drilling and completing PUD reserve locations outside of the SEC five-year window. See Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2020.

Index

Contractual Commitments

The following is a summary of the Partnership’s significant contractual obligations as of December 31, 2020:

		Payments Due by Period (in thousands)
	Total	1 year	2-3 years	4-5 years	Over 5 years
Revolving credit facility	$40,000	$40,000	$-	$-	$-
Affiliate term loan	6,000	6,000	-	-	-
Estimated interest payments (1)	1,058	1,058	-	-	-
	$47,058	$47,058	$-	$-	$-

(1)

The interest payments as estimated assume no principal repayments until the Credit Facility and Affiliate Loan maturity dates of July 31, 2021 and July 21, 2021, respectively. The estimated interest payments are based on the Partnership’s interest rates at December 31, 2020.

As described in the “Subsequent Events” section below, the Partnership paid off the remaining $6.0 million balance of the Affiliate Loan during the first quarter of 2021.

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

Critical Accounting Policies and Estimates

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

Subsequent Events

During the first quarter of 2021, the Partnership paid off the remaining $6 million balance on its Affiliate Loan with GKDML, LLC. The Partnership did not incur a penalty for prepayment.

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

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Energy 11, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (a Delaware limited partnership) and subsidiary (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has substantial debt that is due within one year of the report date which raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the general partners as those charged with governance of the Partnership and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves as it relates to the calculation and recognition of depreciation, depletion and amortization expense, and assessment of potential impairment

Index

As described in Note 2 to the consolidated financial statements, the Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting, which requires management to make estimates of proved oil, natural gas and natural gas liquid reserve volumes and associated future cash flows to calculate depletion expense and assess its oil and natural gas properties for potential impairment. To estimate the proved oil and natural gas reserves and future cash flows, management makes significant estimates and assumptions, including but not limited to forecasting the production decline rate of producing oil and natural gas properties and forecasting the timing of development and volumes of production associated with the Partnership’s development plan for undeveloped properties. In addition, the estimation of proved oil and natural gas reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved oil and natural gas reserves to determine if wells are expected to be economical with reasonable certainty under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment assessments. We identified the estimation of proved oil and natural gas reserves as it relates to the calculation and recognition of depreciation, depletion and amortization expense and the assessment of potential impairment as a critical audit matter.

The principal considerations for our determination that the estimation of proved oil and natural gas reserves as it relates to the calculation and recognition of depreciation, depletion and amortization expense and the assessment of potential impairment as a critical audit matter is that relatively minor changes in certain inputs and assumptions, which require a high degree of subjectivity and are necessary to estimate the volume and future cash flows of the Partnership’s proved oil and natural gas reserves could have a significant impact on the measurement of depreciation, depletion and amortization expense and the assessment of potential impairment.

Our audit procedures related to the estimation of proved oil and natural gas reserves as it relates to the calculation and recognition of depreciation, depletion and amortization expense and the assessment of potential impairment included the following, among others:

●

We evaluated the level of knowledge, skill, and ability of the Partnership’s reservoir engineering specialists and their relationship to the Partnership, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Partnership’s proved reserve volumes, and read the reserve reports prepared by the Partnership’s reservoir engineering specialists.

●	We tested the accuracy of the Partnership’s depletion calculations and impairment evaluation that included these proved reserve reports.
●

We evaluated sensitive inputs and assumptions used to determine proved reserve volumes and other financial inputs and assumptions, including certain assumptions derived from the Partnership’s accounting records. These assumptions included historical pricing differentials, future operating costs, estimated capital costs, and ownership interests. We tested management’s process for determining the assumptions, including examining underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

o	Compared the estimated pricing differentials used in the reserve reports to realized prices related to revenue transactions recorded in the current year;
o	Evaluated the models used to estimate the operating costs at year-end and compared to historical operating costs;
o

Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve reports to amounts expended for recently drilled and completed wells;

o	Evaluated the working and net revenue interests used in the reserve reports by inspecting land and division order records;
o

Evaluated historical conversion rates, the Partnership’s ability to fund and management’s intent and ability to develop the proved undeveloped properties, and correspondence and other information from significant joint operators; and

o	Applied analytical procedures to the reserve reports by comparing to historical actual results and to the prior year and preceding period reserve reports.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Oklahoma City, Oklahoma

March 12, 2021

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$1,608,301	$348,550
Restricted cash and cash equivalents	855,518	-
Oil, natural gas and natural gas liquids revenue receivable	5,890,971	5,857,926
Other current assets	257,524	284,652
Total Current Assets	8,612,314	6,491,128

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $75,765,289 and $53,186,165, respectively	323,200,183	326,758,636
Total Assets	$331,812,497	$333,249,764

Liabilities
Revolving credit facility	$40,000,000	$-
Affiliate term loan	6,000,000	-
Accounts payable and accrued expenses	3,299,810	19,877,209
Derivative liability	602,760	183,850
Total Current Liabilities	49,902,570	20,061,059

Revolving credit facility	-	24,000,000
Asset retirement obligations	1,564,105	1,452,734
Total Liabilities	51,466,675	45,513,793

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	280,347,549	287,737,698
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	280,345,822	287,735,971

Total Liabilities and Partners’ Equity	$331,812,497	$333,249,764

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenues
Oil	$31,686,698	$30,940,480
Natural gas	2,126,001	2,466,601
Natural gas liquids	2,709,377	2,612,521
Total revenue	36,522,076	36,019,602

Operating costs and expenses
Production expenses	9,839,539	9,873,634
Production taxes	3,075,056	2,861,995
General and administrative expenses	1,577,317	1,303,570
Depreciation, depletion, amortization and accretion	22,654,849	12,451,435
Total operating costs and expenses	37,146,761	26,490,634

Operating income (loss)	(624,685)	9,528,968

Loss on derivatives, net	(272,200)	(170,540)
Interest expense, net	(1,908,438)	(877,978)
Total other expense, net	(2,180,638)	(1,048,518)

Net income (loss)	$(2,805,323)	$8,480,450

Basic and diluted net income (loss) per common unit	$(0.15)	$0.45

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balance December 31, 2018	18,973,474	305,747,329	62,500	-	(1,727)	305,745,602

Distributions declared and paid to common units ($1.396164 per unit)	-	(26,490,081)	-	-	-	(26,490,081)
2019 Net income	-	8,480,450	-	-	-	8,480,450
Balance December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971

Distributions declared and paid to common units ($0.241644 per unit)	-	(4,584,826)	-	-	-	(4,584,826)
2020 Net loss	-	(2,805,323)	-	-	-	(2,805,323)
Balance December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash flow from operating activities:
Net income (loss)	$(2,805,323)	$8,480,450

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	22,654,849	12,451,435
Loss on mark-to-market of derivatives	418,910	183,850
Non-cash expenses	113,140	47,492

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(33,045)	411,316
Other current assets	23,609	(11,410)
Accounts payable and accrued expenses	321,085	(885,454)

Net cash flow provided by operating activities	20,693,225	20,677,679

Cash flow from investing activities:
Additions to oil and natural gas properties	(35,876,529)	(7,609,391)

Net cash flow used in investing activities	(35,876,529)	(7,609,391)

Cash flow from financing activities:
Cash paid for loan costs	(116,601)	(114,984)
Proceeds from revolving credit facility	16,000,000	10,200,000
Proceeds from affiliate term loan	15,000,000	-
Payments on affiliate term loan	(9,000,000)	-
Distributions paid to limited partners	(4,584,826)	(26,490,081)

Net cash flow provided by (used in) financing activities	17,298,573	(16,405,065)

Increase (decrease) in cash, cash equivalents and restricted cash	2,115,269	(3,336,777)
Cash, cash equivalents and restricted cash, beginning of period	348,550	3,685,327

Cash, cash equivalents and restricted cash, end of period	$2,463,819	$348,550

Interest paid	$1,837,470	$849,322

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,531,828	$18,423,332

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Note 1.  Partnership Organization

Energy 11, L.P. (together with its wholly-owned subsidiary, the “Partnership”) is a Delaware limited partnership formed to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties. The initial capitalization of the Partnership of $1,000 occurred on July 9, 2013. The Partnership completed its best-efforts offering on April 24, 2017 with a total of approximately 19 million common units sold for gross proceeds of $374.2 million and proceeds net of offering costs of $349.6 million.

As of December 31, 2020, the Partnership owns an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 18% non-operated working interest in 21 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

COVID-19, Demand, Liquidity and Going Concern Considerations

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells (“Drilling Program”), primarily administered by Whiting, at an estimated cost of approximately $62 million to the Partnership. Through the first quarter of 2020, approximately 14 wells under the Drilling Program had been completed and production from additional wells to be completed under the Drilling Program were expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage.

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and natural gas liquids (“NGL”) substantially declined in March 2020 and remained depressed through the remainder of 2020. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. These factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. In response, the General Partner approved the suspension of distributions to limited partners of the Partnership in March 2020.

Operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs, and implemented other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. The financial impact of COVID-19 forced Whiting and certain of its subsidiaries to declare bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 1, 2020. Whiting then subsequently suspended the Drilling Program. Even though Whiting completed its financial restructuring and emerged from bankruptcy protection in September 2020, Whiting has yet to resume the Drilling Program.

Index

At December 31, 2019, the Partnership had approximately $16 million available under its $40 million revolving credit facility (“Credit Facility”); the Partnership used that remaining availability in the first quarter of 2020 to partially fund capital expenditures within the Drilling Program. At the end of the first quarter of 2020, the Partnership had approximately $21 million in accrued capital expenditures to Whiting. As a result, the Partnership was not in compliance with certain covenants under its Credit Facility as of March 31, 2020. In July 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with its lending group of its Credit Facility that, among other items, waived the non-compliance of certain covenants under the Credit Facility, accelerated the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021 and permitted a term loan with an affiliate. Subsequently, the Partnership entered into a loan agreement for a one-year, $15 million term loan (“Affiliate Loan”), and proceeds from the Affiliate Loan plus cash on hand were used to pay its outstanding capital expenditures due to Whiting. As of December 31, 2020, the Partnership’s outstanding debt obligations total $46 million and are current on the Partnership’s consolidated balance sheet as both the Credit Facility and Affiliate Loan now mature in July 2021.

The Partnership’s ability to continue as a going concern is dependent on several factors including, but not limited to, (i) the Partnership’s ability to comply with its obligations under its loan agreements; (ii) refinancing its existing debt and/or securing additional capital; (iii) an increase in demand for oil and natural gas as the global economy recovers from the effects of the COVID-19 pandemic and the existing oversupply of oil in the United States; and (iv) an increase in oil and natural gas market prices, which will improve the Partnership’s cash flow generated from operations. The Partnership can provide no assurance that it will be able to achieve any of these objectives. Refinancing its existing debt or securing additional capital may not be available on favorable terms to the Partnership, if it is available at all. There can be no assurance that economic activity and oil and natural gas market conditions, including commodity prices, will fully return and stabilize at pre-COVID-19 levels, or that the Partnership will be able to meet its operational obligations. If the Partnership is unable to refinance or repay its debt obligations or is unable to meet its operational obligations, the Partnership could be required to liquidate certain of its assets used for collateral to satisfy these obligations, which create the substantial doubt that exists about the ability of the Partnership to continue as a going concern for one year after the date these financial statements are issued.

The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The consolidated financial statements include the accounts of the Partnership and its subsidiaries.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2020 of $0.9 million represents required collateral under the Letter Agreement (see Note 4. Debt) with the Partnership’s lender.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all the Partnership’s accounts receivable is due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2020, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2020, the Partnership’s oil, natural gas and NGL sales were through four operators. Whiting is the operator of 98% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2020 and 2019, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2018	$1,294,067
Well additions	87,019
Accretion	71,648
Revisions in estimated cash flows	-
Balance as of December 31, 2019	$1,452,734
Well additions	35,647
Accretion	75,724
Revisions in estimated cash flows	-
Balance as of December 31, 2020	$1,564,105

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2020 and 2019, there were no such costs accrued.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in ASU No. 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. While the guidance in ASU No. 2020-04 became effective upon issuance, the provisions of the ASU did not have a material impact on the Partnership’s consolidated financial statements and related disclosures as of December 31, 2020.

Index

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the Drilling Program primarily administered by Whiting, which includes the drilling and completion of 43 new wells in the Sanish field. Twenty-two (22) of 43 wells have been completed and were producing at December 31, 2020; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of December 31, 2020. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $62 million, of which approximately $42 million was incurred as of December 31, 2020. Whiting suspended the Drilling Program during the second quarter of 2020 in response to the significant reduction in demand for oil caused by COVID-19 and the oversupply of oil in the United States. The timing for completion of a portion or all of the in-process wells within the Drilling Program is dependent upon several factors, including an increase in commodity pricing and available capital. The Partnership estimates it may incur approximately $12 to $15 million in capital expenditures, if Whiting resumes its Drilling Program, in 2021. However, low commodity prices, market supply and demand imbalances and Whiting’s performance after emerging from bankruptcy protection in September 2020 make it difficult to predict the amount and timing of capital expenditures for 2021, and estimated capital expenditures could be significantly different from amounts actually invested.

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19 and sustained lower commodity prices to be potential indicators of impairment and, as a result, performed a test of recoverability for the Sanish Field Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of January 1, 2021, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Sanish Field Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of December 31, 2020.

If current macro-economic conditions continue or worsen, the carrying value of the Partnership’s oil and natural gas properties may not be recoverable and impairment losses could be recorded in future periods.

Note 4.  Debt

Revolving Credit Facility

On November 21, 2017, the Partnership, as the borrower, entered into a loan agreement (the “Loan Agreement”) between and among the Partnership and Simmons Bank, as administrative agent and the lenders party thereto (the “Lender”), which provided for a revolving credit facility with an approved initial commitment amount of $20 million, subject to borrowing base restrictions. The maturity date was November 21, 2019. Effective September 30, 2019, the Partnership entered into an amendment and restatement of the Loan Agreement (the “Amended Loan Agreement”) with the Lender, which provided for the Credit Facility with an approved initial commitment of $40 million (the “Revolver Commitment Amount”), subject to borrowing base restrictions. The terms of the Amended Loan Agreement were generally similar to the Partnership’s existing revolving credit facility and included the following: (i) a maturity date of September 30, 2022; (ii) subject to certain exceptions, an interest rate, which did not change from the existing revolving credit facility, equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Amended Loan Agreement; (iii) an increase to the borrowing base from $30 million to an initially stipulated $40 million; and (iv) an increase to the mortgage and lenders’ first lien position from 80% to 90% of the Partnership’s owned producing oil and natural gas properties.

Index

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

On July 21, 2020, the Partnership entered into the Letter Agreement with the Lender that amended and modified the Amended Loan Agreement. The modifications to the Amended Loan Agreement include, among other items, the following:

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
-

As additional collateral for the loan, the Partnership established and funded a bank account with its lender in the amount of $1.6 million, to be used for interest payments until maturity (the balance of this collateral bank account at December 31, 2020 was approximately $0.9 million and is included in Restricted cash and cash equivalents on the Partnership’s December 31, 2020 consolidated balance sheet).

Also, under the Letter Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and natural gas sales. The risk management program must cover at least 80% of the Partnership’s projected total production of oil and natural gas for the period from August 31, 2020 until the next borrowing base redetermination date (first quarter of 2021). See more information on the Partnership’s hedging program in Note 6. Risk Management.

In addition to the modification of certain terms of the Credit Facility, the Letter Agreement waived the defaults by the Partnership that existed prior to signing the Letter Agreement, including not meeting the current ratio covenant as of March 31, 2020, the Partnership not filing its first quarter financial statements within 60 days of March 31, 2020 and the non-payment by the Partnership of amounts due to Whiting. The Letter Agreement also waived the Partnership’s calculation of the current ratio covenant at June 30, 2020. The Letter Agreement allowed for the Affiliate Loan, discussed below, and permitted payments under the Affiliate Loan if certain conditions were met.

In consideration for the modifications, amendments and waivers described above to the Amended Loan Agreement, the Letter Agreement required an amendment fee to the Lender of $40,000.

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

The Partnership was in compliance with its applicable covenants at December 31, 2020. If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers and the outstanding balance under the Credit Facility may become due on demand at that time.

At December 31, 2020, the outstanding balance on the Credit Facility was $40 million, and the interest rate for the Credit Facility was 4.25%. As of December 31, 2020 and 2019, the outstanding balance on the Credit Facility was $40 million and $24.0 million, respectively, which approximates its fair market value. The Partnership estimated the fair value of its Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Index

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan bears interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest is payable monthly. The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. At December 31, 2020, the outstanding balance on the Term Loan was $6 million, the interest rate for the Term Loan was approximately 2.1% and the Partnership was in compliance of all applicable covenants.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(602,760)	$-
Total	$-	$(602,760)	$-

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(183,850)	$-
Total	$-	$(183,850)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative Liability at December 31, 2020 and 2019. See additional detail in Note 6. Risk Management.

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

As of December 31, 2020 and 2019, the Partnership’s derivative instruments were in a loss position; therefore, current liabilities of approximately $0.6 million and $0.2 million, respectively, which approximate fair value, were recognized as Derivative Liability on the Partnership’s consolidated balance sheets.

Index

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

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect a realized net gain on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) losses below represent the change in fair value of derivative instruments which were held at period-end.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Settlements on matured derivatives, net	$146,710	$13,310
Loss on mark-to-market of derivatives, net	(418,910)	(183,850)
Loss on derivatives, net	$(272,200)	$(170,540)

The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars, and the contracts are settled monthly. The following table reflects the open costless collar derivative instruments as of December 31, 2020.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)	Fair Value of Asset (Liability) at December 31, 2020
01/2021 - 02/2021	NYMEX	Oil (bbls)	30,000	37.50 / 44.50	$(174,600)
01/2021 - 02/2021	NYMEX	Oil (bbls)	30,000	38.00 / 44.25	(184,350)
01/2021 - 02/2021	NYMEX	Oil (bbls)	30,000	38.00 / 44.00	(194,850)
01/2021 - 02/2021	NYMEX	Oil (bbls)	15,000	38.00 / 44.50	(67,590)
01/2021 - 02/2021	Henry Hub	Gas (MMBtu)	120,000	2.50 / 3.05	18,630
					$(602,760)

The Partnership’s outstanding derivative instrument is covered by an International Swap Dealers Association Master Agreement (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with the counterparty that provide for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involves the risk that the Partnership’s counterparty will be unable to meet the financial terms of such instruments.

Note 7.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and was reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility resulting from COVID-19 and the impact on the Partnership’s operating cash flows. The Partnership has accumulated and will continue to accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As discussed in Note 4. Debt and pursuant to the Letter Agreement, the Partnership is not permitted to pay distributions without lender approval. As of December 31, 2020, the unpaid Payout Accrual totaled $1.181370 per common unit, or approximately $22 million.

For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit, or $4.6 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit or $26.5 million.

Note 8.  Related Parties

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer, David S. McKenney, Chief Financial Officer, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. Entities owned by Messrs. Keating and Mallick own non-voting, Class B units in the general partner of ER12.

Index

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

For the years ended December 31, 2020 and 2019, approximately $381,000 and $319,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2020 and 2019, approximately $52,000 and $83,000, respectively, was due to/from members of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gave ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. The compensation due to Clifford J. Merritt, President of the General Partner, was also a shared cost between the Partnership and ER12 for the years ended December 31, 2020 and 2019. The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner; because the office space is shared between the Partnership and ER12, the monthly payments of $8,537 made in 2019 and 2020 were evenly split between the two partnerships in accordance with the cost sharing agreement. For the years ended December 31, 2020 and 2019, approximately $268,000 and $285,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed by ER12. At December 31, 2019, approximately $85,000 was due to the Partnership from ER12 and is included in Other current assets in the consolidated balance sheet. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership.

The ASA is effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or ER12 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

The Administrator will also assist Energy Resources 12 GP, LLC, the general partner of ER12 (“ER12’s General Partner”), with the day-to-day operations of ER12. ER12 currently pays ER12’s General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by ER12 in its best-efforts offering. Under the ASA, ER12’s General Partner will pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. This fee is only applicable to ER12 and does not apply to the Partnership. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

E11 Incentive Holdings, LLC (“Incentive Holdings”) was the owner of all Class B units outstanding (62,500) as of March 31, 2017. During the second quarter of 2017, Incentive Holdings transferred substantially all of its assets; on April 5, 2017, Incentive Holdings transferred 18,125 of the 62,500 Class B units to E11 Incentive Carry Vehicle, LLC, an affiliate of Incentive Holdings, for de minimis consideration. On April 6, 2017, the remaining 44,375 Class B units were acquired by Regional Energy Incentives, LP in exchange for approximately $98,000. Regional Energy Incentives, LP is owned by entities that are controlled by Messrs. Keating, Mallick and McKenney. The Class B units entitle the holder to certain distribution rights after Payout, as described in Note 7. Capital Contribution and Partners’ Equity.

Index

Note 9.  Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2020 and 2019 is as follows:

	2020	2019
Producing properties	$229,234,243	$217,356,850
Non-producing	169,731,229	162,587,950
	398,965,472	379,944,800
Accumulated depreciation, depletion and amortization	(75,765,289)	(53,186,164)
Net capitalized costs	$323,200,183	$326,758,636

Costs Incurred

For the years ended December 31, 2020 and 2019, the Partnership incurred the following costs in oil and natural gas producing activities:

	2020	2019
Development costs	$19,020,672	$26,021,438

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2020, 2019 and 2018.

Index

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2020, 2019 and 2018, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2018	19,557,273	23,040,536	3,987,383	27,384,745
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	1,101,604	1,167,115	163,884	1,460,007
Revisions of previous estimates (2)	(1,213,675)	456,464	(710,685)	(1,848,283)
Production	(624,079)	(888,208)	(126,516)	(898,629)
December 31, 2019	18,821,123	23,775,907	3,314,066	26,097,840
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (3)	(3,391,968)	(5,920,203)	(527,522)	(4,906,190)
Production	(1,014,980)	(1,057,474)	(158,050)	(1,349,276)
December 31, 2020	14,414,175	16,798,230	2,628,494	19,842,374

(1)	In 2019, extensions, discoveries and other additions of 1,460 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator in the Sanish field.

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

(3)

Revisions to previous estimates decreased proved reserves by a net amount of 4,906 MBOE. These revisions result from 5,409 MBOE of downward adjustments attributable to changes in the future drill schedule and 1,619 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019, offset by 2,122 of upward adjustments attributable to well performance when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019.

Index

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $32.08 per barrel of oil, $(0.55) per MMcf of natural gas and $5.54 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $47.70 per barrel of oil, $(0.03) per MMcf of natural gas and $8.91 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2020, 2019 and 2018 are summarized in the table below. The net quantities classified as proved developed reserves at December 31, 2019 include four proved developed non-producing (“PDNP”) wells converted to producing, as these wells were substantially complete at December 31, 2019 and the costs to bring to production were relatively minor.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2018	9,195,064	12,333,784	2,134,478	13,385,173
December 31, 2019	9,771,596	14,232,526	1,974,006	14,117,690
December 31, 2020	10,688,857	12,992,674	2,029,392	14,883,695

Proved undeveloped reserves:
December 31, 2018	10,362,209	10,706,752	1,852,905	13,999,573
December 31, 2019	9,049,527	9,543,381	1,340,060	11,980,151
December 31, 2020	3,725,318	3,805,556	599,102	4,958,679

The following details the changes in proved undeveloped reserves (PUD) for 2019 and 2020:

BOE
Proved undeveloped reserves, December 31, 2018	13,999,573
Revisions of previous estimates (1)	(365,470)
Extensions, discoveries and other additions (2)	1,460,007
Conversion to proved developed reserves (3)	(3,113,959)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2019	11,980,151
Revisions of previous estimates (4)	(5,501,947)
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (5)	(1,519,525)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2019	4,958,679

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

Index

(4)

The annual review of the PUDs resulted in a negative revision of approximately 5,502 MBOE. This revision was the result of 5,409 MBOE of downward adjustments attributable to changes in the future drill schedule, 121 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2020 and December 31, 2019, and 28 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2020 to December 31, 2019.

(5)

The Partnership completed 11 new wells during 2020. As discussed in (3) above, the Partnership already converted four of these 11 wells from PUD to proved developed reserves at December 31, 2019 because they were substantially complete and the costs to bring to production were relatively minor. Therefore, the Partnership converted the other 7 completed wells to proved developed reserves during 2020, which resulted in a downward adjustment to PUDs of 1,520 MBOE.

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

	2020	2019
Future cash inflows	$467,805,216	$926,512,000
Future production costs	(197,152,040)	(297,812,320)
Future development costs	(58,641,300)	(120,692,304)
Future net cash flows	212,011,876	508,007,376
10% annual discount	(139,125,116)	(301,184,896)
Standardized measure of discounted future net cash flows	$72,886,760	$206,822,480

Changes in the standardized measure of discounted future net cash flows are as follows:

	2020	2019
Standardized measure at beginning of period	$206,822,480	$304,884,875
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	-	21,876,159
Sales of oil, natural gas and NGLs, net of production costs	(23,607,481)	(23,283,973)
Net changes in prices and production costs	(129,957,704)	(100,417,683)
Development costs incurred during the period	19,020,672	26,021,438
Revisions to previous estimates	(63,132,466)	(27,133,641)
Accretion of discount	20,710,927	30,530,765
Change in estimated future development costs	43,030,332	(25,655,460)
Standardized measure of discounted future net cash flows	$72,886,760	$206,822,480

Index

Note 10.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2020 and 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,103,534	$4,752,518	$9,650,268	$11,051,756
Net income (loss)	$2,933,427	$(4,441,521)	$(879,896)	$(417,333)
Basic and diluted net income (loss) per common share	$0.15	$(0.23)	$(0.05)	$(0.02)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,091,345	$9,317,659	$7,339,109	$9,271,489
Net income	$2,339,974	$1,959,063	$1,794,044	$2,387,369
Basic and diluted net income per common share	$0.12	$0.10	$0.09	$0.13

Note 11.  Subsequent Events

During the first quarter of 2021, the Partnership paid off the remaining $6 million balance on its Affiliate Loan with GKDML, LLC. The Partnership did not incur a penalty for prepayment.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2020, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2020.

Name	Age	Position
Glade M. Knight	76	Chairman of the Board and Chief Executive Officer
David S. McKenney	58	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	41	Director and Co-Chief Operating Officer
Michael J. Mallick	58	Director and Co-Chief Operating Officer
Clifford J. Merritt	60	President

The following is a biographical summary of the business experience of these directors and executive officers:

Glade M. Knight. Mr. Knight has been the Chairman of the Board and Chief Executive Officer of the General Partner since its formation in July 2013. Mr. Knight is also part owner of and the Chief Executive Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Knight is the founder and has served as Executive Chairman of Apple Hospitality REIT, Inc. since May 2014, and previously served as Chairman and Chief Executive Officer since its inception. Mr. Knight was also the founder of each of the former Apple REIT Companies and served as their Chairman and Chief Executive Officer from inception until the companies were sold to a third party or merged with Apple Hospitality REIT, Inc. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. from 1993 until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is the founding Chairman of Southern Virginia University in Buena Vista, Virginia. He also is a member of the Advisory Board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. Additionally, he serves on the National Advisory Council for Brigham Young University and is a founding member of the University’s Entrepreneurial Department of the Graduate School of Business Management. On February 12, 2014, Mr. Knight, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and their related advisory companies entered into settlement agreements with the SEC. Along with Apple REIT Seven, Apple REIT Eight, Apple REIT Nine and their advisory companies, and without admitting or denying the SEC’s allegations, Mr. Knight consented to the entry of an administrative order, under which Mr. Knight and the noted companies each agreed to cease and desist from committing or causing any violations of Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), 14(a), and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-1, 13a-13, 13a-14, 14a-9, and 16a-3 thereunder.

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

Index

Anthony “Chip” Francis Keating III. Mr. Keating has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Through an entity controlled by Mr. Keating, Mr. Keating owns Class B, non-voting units in Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Keating has been a principal with Rock Creek Capital, a real estate and oil and gas investment company, since March 2010. Mr. Keating also is an officer of the General Partner of Regional Energy Investors, LP, a partnership that provides consulting services in the oil and gas industry. He served on the board of Apple REIT Ten, Inc. until the merger with Apple Hospitality REIT, Inc. in September 2016. He is currently the past President of the board of The Children’s Hospital Foundation in Oklahoma City and a Director of the Oklahoma State Troopers Foundation, Inc. Mr. Keating also serves as a director for OU Medicine and as a trustee for the University Hospital Authorities Trust. Mr. Keating is a former Director and Gubernatorial appointee of The Oklahoma Law Enforcement Retirement System and in December 2020, Mr. Keating completed a two-year commitment to Oklahoma Governor Kevin J. Stitt as his Cabinet Secretary for Public Safety. Prior to founding Rock Creek Capital, Mr. Keating served as the Real Estate Development Manager for Chesapeake Energy Corporation in Oklahoma City, Oklahoma from March 2007 to March 2010. While at Chesapeake, Mr. Keating closed and transacted over $850 million in real estate transactions ranging from corporate headquarters, sale leasebacks, field offices, investment properties and raw land in urban natural gas plays for drill sites. Prior to joining Chesapeake, Mr. Keating worked as a commercial real estate broker with Trammell Crow Company from August 2004 to March 2007. While at Trammell Crow Company, he specialized in tenant representation and investment sales. Before joining Trammell Crow Company, he spent over three years as an Oklahoma State Trooper from May 2001 to August 2004. Mr. Keating received a Bachelor of Business Administration from Southern Methodist University.

Michael J. Mallick. Mr. Mallick has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Through an entity controlled by Mr. Mallick, Mr. Mallick owns Class B, non-voting units in Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Mallick also is an officer of the General Partner of Regional Energy Investors, LP, a partnership that provides consulting services in the oil and gas industry. Mr. Mallick is the founder of Fort Worth, Texas-based Mallick Group, Inc., a real estate and energy-related investment firm. Mr. Mallick is a principal investor in various entities and serves as the principal officer of sponsoring and managing partners for numerous and diverse real estate investments and energy-related interests funded with established co-investment relationships with high net worth private investors, institutional investors and lenders. Mr. Mallick’s varied experience includes development of the 349-room Horseshoe Bay Marriott Resort Hotel, located in Horseshoe Bay, Texas (financed with a national pension fund); Sierra Vista, a redevelopment initiative in a public/private partnership with the City of Fort Worth, Texas, including the assemblage and acquisition of approximately 300 acres located within a concentration of blight inside the central city and resulting in environmental remediation and demolition of 1,000 crime-ridden apartment units and new quality affordable housing and shopping; and acquisition of a large multi-property portfolio of properties financed via a structured private placement offering with multiple institutional investors. Mr. Mallick serves on the Board of Directors of the Oklahoma State Troopers Foundation, Inc.

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

Index

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

Item 11.  Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2020 and 2019. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2020	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2019	$—	$—	$—	$—

Clifford J. Merritt	2020	$203,712	$—	$—	$203,712
President	2019	$203,480	$20,000	$—	$223,480

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

For the years ended December 31, 2020 and 2019, the Partnership paid Mr. Merritt annual base compensation of $400,000 and basic health benefits. Because the services of Mr. Merritt were included as a shared cost under the Partnership’s cost sharing agreement with Energy Resources 12, L.P. (“ER12”), Mr. Merritt’s base compensation, bonus and basic health benefits were split evenly between the Partnership and ER12. Mr. Merritt also has a 5% interest in the General Partner’s incentive distribution rights.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2020, other than the Incentive Distribution Rights.

Index

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2021 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

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

Index

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

During the years ended December 31, 2020 and 2019, approximately $381,000 and $319,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

Index

Incentive Distribution Rights

On the initial closing date, the Partnership issued incentive distribution rights, which are nonvoting limited partner interests that entitle the holder of such rights to 35% of all amounts distributed by the Partnership after Payout occurs, to the General Partner.

Cost Sharing Agreement

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy Resources 12, L.P. (“ER12”) that gave ER12 access to the Partnership’s personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for both partnerships. The shared day-to-day costs were split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. For the years ended December 31, 2020 and 2019, approximately $268,000 and $285,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed by ER12. The agreement was terminated by ER12 in October 2020, effective December 31, 2020.

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the years ended December 31, 2020 and 2019, the General Partner agreed to pay Mr. Merritt an annual base compensation of $400,000 plus basic health benefits. Under the cost sharing agreement described above, Mr. Merritt’s compensation and benefits were split evenly between the Partnership and ER12. As a result, for the years ended December 31, 2020 and 2019, Mr. Merritt was paid $203,712 and $223,480, respectively, by the Partnership. Effective January 1, 2021, the General Partner has agreed to pay Mr. Merritt an annual base compensation of $175,000, plus benefits, and will be paid through the Administrative Services Agreement described below.

Office Lease

On July 1, 2016, the Partnership entered into a one-year lease agreement with an affiliate of the General Partner for office space in Oklahoma City, Oklahoma. Under the terms of the agreement, the Partnership made twelve monthly payments of $8,537. The terms of the agreement continued on a month-to-month basis at the same monthly rate for all of 2019 and 2020. The month-to-month office space lease was a shared cost between the Partnership and ER12 under the cost sharing agreement described above. Therefore, for the years ended December 31, 2020 and 2019, the Partnership paid $51,222 in both periods to the affiliate of the General Partner. This month-to-month lease with an affiliate of the General Partner was terminated on December 31, 2020. Effective January 1, 2021, lease payments for office space in Oklahoma City will be paid under the terms and conditions of the Administrative Services Agreement described below.

Administrative Services Agreement

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership.

The ASA is effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or ER12 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Index

The Administrator will also assist Energy Resources 12 GP, LLC, the general partner of ER12 (“ER12’s General Partner”), with the day-to-day operations of ER12. ER12 currently pays ER12’s General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by ER12 in its best-efforts offering. Under the Agreement, ER12’s General Partner will pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. This fee is only applicable to ER12 and does not apply to the Partnership. The Administrator is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, Co-Chief Operating Officers of the General Partner.

GKDML, LLC

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. GKDML, Mr. Knight and Mr. McKenney have not and will not receive any consideration for providing the term loan. See more details of this affiliate loan in Note 4 titled “Debt” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K.

Director Independence

Because the Partnership does not have a class of securities listed on any national securities exchange, national securities association or inter-dealer quotation system, the Partnership is not required to have a board of directors comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, the Board of Directors of the General Partner has not made any determination as to whether the non-employee directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

Item 14.  Principal Accountant Fees and Services

Grant Thornton LLP (“Grant Thornton”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2020. Grant Thornton was selected and appointed as the Partnership’s independent registered public accounting firm on March 18, 2015.

For the fiscal years ended December 31, 2020 and 2019, fees paid or payable to Grant Thornton for services performed in connection with the audit of the 2020 financial statements, the audit of the 2019 financial statements, reviews of SEC comment letters, issuance of consents and 2020 and 2019 interim reviews are as follows:

Audit Fees

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit fees	$195,000	$184,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$195,000	$184,500

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by Grant Thornton during the years ended December 31, 2020 and 2019 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(ii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019

(iii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2020 and 2019

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

Index

10.2

First Amended and Restated Revolver Loan Agreement dated as of September 30, 2019 between and among Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively as Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party Hereto, collectively the Lenders (incorporated by reference from Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q on November 8, 2019)

10.3

Letter Agreement dated July 21, 2020 between and among Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively as Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party Hereto, collectively the Lenders (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 23, 2020)

10.4

Loan Agreement between GKDML, LLC, as lender, and Energy 11, L.P. and Energy 11 Operating Company, LLC, collectively Borrowers, dated July 21, 2020 (incorporated by reference from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 23, 2020)

10.5

Administrative Services Agreement, dated December 1, 2020 and effective as of January 1, 2021, by and between Regional Energy Investors, L.P. d/b/a Regional Energy Management, Energy 11, L.P., Energy 11 Operating Company, LLC, Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 3, 2020)

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
101

The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101

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

Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 12, 2021
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 12, 2021
(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 12, 2021

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 12, 2021