Form 10-Q
period 2021-03-31
Energy 11, L.P.
filed 2021-05-17
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$866,453	$1,608,301
Restricted cash and cash equivalents	431,087	855,518
Accounts receivable	7,967,911	5,890,971
Other current assets	166,691	257,524
Total Current Assets	9,432,142	8,612,314

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $80,631,735 and $75,765,289, respectively	320,658,701	323,200,183
Total Assets	$330,090,843	$331,812,497

Liabilities
Revolving credit facility	$40,000,000	$40,000,000
Affiliate term loan	-	6,000,000
Accounts payable and accrued expenses	4,696,476	3,299,810
Derivative liability	-	602,760
Total Current Liabilities	44,696,476	49,902,570

Asset retirement obligations	1,585,076	1,564,105
Total Liabilities	46,281,552	51,466,675

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	283,811,018	280,347,549
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	283,809,291	280,345,822

Total Liabilities and Partners’ Equity	$330,090,843	$331,812,497

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues
Oil	$10,601,937	$10,229,733
Natural gas	1,478,760	354,574
Natural gas liquids	1,523,379	519,227
Total revenue	13,604,076	11,103,534

Operating costs and expenses
Production expenses	2,656,077	2,052,237
Production taxes	1,001,952	992,341
General and administrative expenses	531,298	565,297
Depreciation, depletion, amortization and accretion	4,887,417	4,564,861
Total operating costs and expenses	9,076,744	8,174,736

Operating income	4,527,332	2,928,798

Gain (loss) on derivatives, net	(579,660)	440,890
Interest expense, net	(484,203)	(436,261)
Total other expense, net	(1,063,863)	4,629

Net income	$3,463,469	$2,933,427

Basic and diluted net income per common unit	$0.18	$0.15

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971
Distributions declared and paid to common units ($0.241644 per common unit)	-	(4,584,826)	-	-	-	(4,584,826)
Net income - three months ended March 31, 2020	-	2,933,427	-	-	-	2,933,427
Balances - March 31, 2020	18,973,474	$286,086,299	62,500	$-	$(1,727)	$286,084,572

Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	$283,811,018	62,500	$-	$(1,727)	$283,809,291

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flow from operating activities:
Net income	$3,463,469	$2,933,427

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	4,887,417	4,564,861
Gain on mark-to-market of derivatives	(602,760)	(183,850)
Non-cash expenses, net	46,406	10,164

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,076,940)	(3,430,205)
Other current assets	44,427	52,762
Accounts payable and accrued expenses	(116,638)	289,117

Net cash flow provided by operating activities	5,645,381	4,236,276

Cash flow from investing activities:
Additions to oil and natural gas properties	(811,660)	(13,290,884)

Net cash flow used in investing activities	(811,660)	(13,290,884)

Cash flow from financing activities:
Proceeds from revolving credit facility	-	16,000,000
Payments on affiliate term loan	(6,000,000)	-
Distributions paid to limited partners	-	(4,584,826)

Net cash flow provided by (used in) financing activities	(6,000,000)	11,415,174

Increase (decrease) in cash, cash equivalents and restricted cash	(1,166,279)	2,360,566
Cash, cash equivalents and restricted cash, beginning of period	2,463,819	348,550

Cash, cash equivalents and restricted cash, end of period	$1,297,540	$2,709,116

Interest paid	$447,886	$441,591

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$3,045,132	$20,547,754

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2021

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

As of March 31, 2021, the Partnership owned an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 17% non-operated working interest in 24 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Drilling Program, Oil Demand, Current Pricing, Liquidity and Going Concern Considerations

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells (“Drilling Program”), primarily administered by Whiting, at an estimated cost of approximately $60 million to the Partnership. Production from additional wells to be completed under the Drilling Program was expected to enhance the Partnership’s operating performance throughout 2020, providing incremental cash flow from operations to fund the Partnership’s investment in its undrilled acreage. Subsequent to the Partnership’s election to participate in the Drilling Program, the outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low.

Demand for oil and natural gas began to return in the fourth quarter of 2020 and first quarter of 2021 as government-mandated COVID-19 restrictions have eased. In addition, oil prices increased to over $60 per barrel throughout March 2021, marking an over 50% increase over the average price per barrel in 2020. Increased demand and higher commodity prices have improved the outlook for the domestic oil and natural gas industry in 2021, but significant uncertainty remains as to when Whiting will fully resume the Drilling Program, which the Partnership anticipates will have a positive impact to its revenues and operating results.

As of March 31, 2021, the Partnership has used all its availability under its $40 million revolving credit facility (“Credit Facility”), and the maturity date of the Credit Facility is July 31, 2021. If the lenders were to enforce the obligations outstanding under the Credit Facility when they become due, the Partnership would be required to pay approximately $40 million (as of March 31, 2021) to the lenders at maturity. The Partnership’s ability to continue as a going concern is primarily dependent on the refinancing the Partnership’s existing debt and/or securing additional capital as well as the Partnership’s ability to continue to comply with its obligations under its existing loan agreements.

In May 2021, the Partnership entered into a loan agreement with a bank syndicate led by BancFirst, which provides for a $60 million revolving credit facility that matures on March 1, 2024. The Partnership used proceeds from the new revolving credit facility to repay the existing Credit Facility in full. Refer to Note 9. Subsequent Events for more information about the Partnership’s new credit facility. Therefore, based on the successful refinancing of the Partnership’s debt along with the Partnership’s performance during the first quarter of 2021, substantial doubt no longer exists for the Partnership to continue as a going concern for one year after the date these financial statements are issued.

Index

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. As the Partnership does not operate its properties, it receives actual oil, natural gas, and NGL sales volumes and prices, net of costs incurred by the operators, two to three months after the date production is delivered by the operator. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from the Partnership’s operators are accrued in Accounts receivable in the consolidated balance sheets. Variances between the Partnership’s estimated revenue and actual payments are recorded in the month the payment is received; differences have been and are insignificant. As a result, the variable consideration is not constrained. The Partnership has elected to utilize the practical expedient in ASC 606 that states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each delivery of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

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

During 2019 and the first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells in the Sanish field. Twenty-two (22) of these 43 wells have been completed and were producing at March 31, 2021; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of March 31, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 43 wells is approximately $60 million, of which approximately $43 million was incurred as of March 31, 2021. Whiting suspended the Drilling Program during the second quarter of 2020 in response to the significant reduction in demand for oil caused by COVID-19 and the oversupply of oil in the United States. The timing for completion of a portion or all of the in-process wells within the Drilling Program is dependent upon several factors, including available capital. The Partnership estimates it may incur approximately $10 to $15 million in capital expenditures, if Whiting is successfully able to fully resume its Drilling Program, in 2021. However, market conditions and the uncertainty of when Whiting will fully resume the Drilling Program make it difficult to predict the amount and timing of capital expenditures for the remainder of 2021, and estimated capital expenditures could be significantly different from amounts actually invested.

During the first quarter of 2021, the Partnership elected to participate in the drilling and completion of three new wells proposed by Whiting. The Partnership has an estimated approximate 11% non-operated working interest in these three wells. The wells are anticipated to be completed during the second quarter of 2021. The Partnership’s proportionate share of capital expenditures to complete these wells is approximately $1.9 million, of which approximately $0.3 million was incurred as of March 31, 2021.

Note 4. Debt

Revolving Credit Facility

On November 21, 2017, the Partnership, as the borrower, entered into a loan agreement (the “2017 Loan Agreement”) between and among the Partnership and Simmons Bank, as administrative agent and the lenders party thereto (the “Lender”), which provided for a revolving credit facility (“Simmons Credit Facility”) with an approved initial commitment amount of $20 million, subject to borrowing base restrictions. The maturity date was November 21, 2019. Effective September 30, 2019, the Partnership entered into an amendment and restatement of the 2017 Loan Agreement (the “Amended Loan Agreement”) with the Lender, which provided for the Simmons Credit Facility with an approved initial commitment of $40 million (the “Revolver Commitment Amount”), subject to borrowing base restrictions. The terms of the Amended Loan Agreement were generally similar to the Partnership’s existing revolving credit facility and included the following: (i) a maturity date of September 30, 2022; (ii) subject to certain exceptions, an interest rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.50% to 3.50%, depending upon the Partnership’s borrowing base utilization; (iii) an increase to the borrowing base from $30 million to an initially stipulated $40 million; and (iv) an increase to the mortgage and lenders’ first lien position from 80% to 90% of the Partnership’s owned producing oil and natural gas properties. At closing of the Amended Loan Agreement in October 2019, the Partnership paid an origination fee of 0.45% on the change in Revolver Commitment Amount of the Simmons Credit Facility, or $90,000. The Partnership is also required to pay an unused facility fee of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter.

On July 21, 2020, the Partnership entered into a letter agreement (“Letter Agreement”) with the Lender that amended and modified the Amended Loan Agreement. The modifications to the Amended Loan Agreement included, among other items, the following:

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
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity (the balance of this collateral bank account at March 31, 2021 was approximately $0.4 million and is included in Restricted cash and cash equivalents on the Partnership’s March 31, 2021 consolidated balance sheet).

The Simmons Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00
●	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period

The Partnership was in compliance with its applicable covenants at March 31, 2021.

At March 31, 2021, the outstanding balance on the Simmons Credit Facility was $40 million, and the interest rate for the Simmons Credit Facility was 4.25%. As of March 31, 2021 and December 31, 2020, the outstanding balance on the Simmons Credit Facility was $40 million, which approximates fair market value. The Partnership estimated the fair value of its Simmons Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provided for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan was repaid in full during March 2021, and the Partnership did not incur a penalty for prepayment. The Term Loan bore interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest was payable monthly.

To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan was also repaid in March 2021, had substantially the same terms as the Term Loan and was personally guaranteed by Messrs. Knight and McKenney. GKDML, Mr. Knight and Mr. McKenney did not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership reimbursed GKDML for all costs of the GKDML Loan.

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

	2021	2020
Balance at January 1	$1,564,105	$1,452,734
Well additions	-	27,844
Accretion	20,971	19,979
Revisions	-	-
Balance at March 31	$1,585,076	$1,500,557

Index

Note 6. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. In accordance with the Letter Agreement discussed in Note 4. Debt, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021.

As of December 31, 2020, the Partnership had two outstanding monthly costless collar derivative contracts, which hedged a total of 105,000 barrels of oil and 120,000 MMBtu of natural gas of January and February 2021 production. The Partnership settled these monthly derivative contracts during the first quarter of 2021 at a loss of approximately $1.2 million. The Partnership also recorded a non-cash gain during the first quarter of 2021, which represents the reversal of the $0.6 million Derivative liability recorded at December 31, 2020 on the Partnership’s consolidated balance sheet.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership had no outstanding contracts at March 31, 2021. The following table presents the settlement gain (loss) of matured derivative instruments and non-cash mark-to-market gains for the periods presented.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Settlement gains (losses) on matured derivatives	$(1,182,420)	$257,040
Gain on mark-to-market of derivatives	602,760	183,850
Gain (loss) on derivatives, net	$(579,660)	$440,890

Settlements on matured derivatives above reflect realized gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) gains above represent the change in fair value of derivative instruments which were held at period-end. These unrealized gains do not represent actual settlements or payments made to or from the counterparty.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of March 31, 2021, the unpaid Payout Accrual totaled $1.526575 per common unit, or approximately $29 million. As discussed in Note 9. Subsequent Events, the Partnership must meet certain conditions under its new revolving credit facility before distributions to limited partners may resume.

For the three months ended March 31, 2020, the Partnership paid distributions of $0.241644, or $4.6 million.

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

For the three months ended March 31, 2021 and 2020, approximately $32,000 and $92,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2021, approximately $32,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets.

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gave ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three months ended March 31, 2020, approximately $76,000 of expenses subject to the cost sharing agreement were incurred by ER12 and have been reimbursed to the Partnership. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. The ASA is effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or Energy 11 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Index

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three months ended March 31, 2021, approximately $141,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the Administrator will also assist Energy Resources 12 GP, LLC, the general partner of ER12 (“ER12’s General Partner”), with the day-to-day operations of ER12. ER12 currently pays ER12’s General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by ER12 in its best-efforts offering. Under the ASA, ER12’s General Partner will pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. This fee is only applicable to ER12 and does not apply to the Partnership. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 9. Subsequent Events

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“2021 Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“Revolving Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. The Partnership is also required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

Under the 2021 Loan Agreement, the initial borrowing base is $60 million. The Partnership also is required to make a monthly principal reduction payment (“Monthly Commitment Reduction”), which is initially stipulated to be $1 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the Revolving Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%. At closing, the interest rate for the Revolving Credit Facility was 4.00%.

At closing, the Partnership borrowed approximately $40 million. The proceeds were used to pay the $40 million outstanding balance and accrued interest on the Simmons Credit Facility described above. Any further advances under the Revolving Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the 2021 Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Revolving Credit Facility is secured by a mortgage and first lien position on at least 90% of the Partnership’s producing wells.

The Revolving Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include a minimum debt service coverage ratio and a minimum current ratio. The 2021 Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the Revolving Credit Facility is equal to or less than 50% of the Maximum Credit Amount, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

Also under the 2021 Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50%, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50%.

The foregoing summary of the 2021 Loan Agreement does not purport to be a complete statement of the terms and conditions under the 2021 Loan Agreement, and is qualified in its entirety by the full terms and conditions of the 2021 Loan Agreement, which is filed as Exhibit 10.1 to this Form 10-Q.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, the Partnership owned an approximate 25% non-operated working interest in 243 producing wells, an estimated approximate 17% non-operated working interest in 24 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

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

During 2019 and first quarter of 2020, the Partnership elected to participate in the drilling and completion of 43 new wells (“Drilling Program”), primarily administered by Whiting, at an estimated cost to the Partnership of approximately $60 million. Through March 31, 2021, the Partnership had incurred approximately $43 million in capital expenditures related to the Drilling Program. Twenty-two (22) of the 43 wells have been completed and were producing at March 31, 2021; the Partnership has an approximate non-operated working interest of 23% in these 22 wells. The Partnership has an estimated approximate non-operated working interest of 18% in the remaining 21 wells that are in-process as of March 31, 2021. Due to the factors described below in “Current Price Environment,” Whiting suspended the Drilling Program during the second quarter of 2020. See additional detail in “Oil and Natural Gas Properties” below. The timing for completion of a portion or all of the in-process wells within the Drilling Program is dependent upon several factors, including available capital.

During the first quarter of 2021, the Partnership elected to participate in the drilling and completion of three new wells proposed by Whiting. The Partnership has an estimated approximate 11% non-operated working interest in these three wells. The wells are anticipated to be completed during the second quarter of 2021. The Partnership’s proportionate share of capital expenditures to complete these wells is approximately $1.9 million, of which approximately $0.3 million was incurred as of March 31, 2021.

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

Index

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 and first quarter of 2021 as government-mandated COVID-19 restrictions have eased. In addition, oil prices increased to over $60 per barrel throughout March 2021, marking an over 50% increase over the average price per barrel in 2020. Increased demand and higher commodity prices have improved the outlook for the domestic oil and natural gas industry in 2021, but significant uncertainty remains as to when Whiting will fully resume the Drilling Program, which the Partnership anticipates will have a positive impact to its revenues and operating results.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. If commodity prices significantly drop, such as the decline in the second quarter of 2020, and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Percent
	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$58.14	$45.77	27.0%
Natural gas (per Mcf)	$3.50	$1.90	84.2%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$13,604,076	100.0%	$11,103,534	100.0%	22.5%
Production expenses	2,656,077	19.5%	2,052,237	18.5%	29.4%
Production taxes	1,001,952	7.4%	992,341	8.9%	1.0%
Depreciation, depletion, amortization and accretion	4,887,417	35.9%	4,564,861	41.1%	7.1%
General and administrative expenses	531,298	3.9%	565,297	5.1%	-6.0%

Production (BOE):
Oil	204,678		264,055		-22.5%
Natural gas	43,939		28,664		53.3%
Natural gas liquids	37,015		30,173		22.7%
Total	285,632		322,892		-11.5%

Average sales price per unit:
Oil (per Bbl)	$51.80		$38.74		33.7%
Natural gas (per Mcf)	5.61		2.06		172.3%
Natural gas liquids (per Bbl)	41.16		17.21		139.2%
Combined (per BOE)	47.63		34.39		38.5%

Average unit cost per BOE:
Production expenses	9.30		6.36		46.3%
Production taxes	3.51		3.07		14.1%
Depreciation, depletion, amortization and accretion	17.11		14.14		21.0%

Capital expenditures	$2,324,964		$15,415,306

Oil, natural gas and NGL revenues

For the three months ended March 31, 2021, revenues for oil, natural gas and NGL sales were $13.6 million. Revenues for the sale of crude oil were $10.6 million, which resulted in a realized price of $51.80 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $5.61 per Mcf. Revenues for the sale of NGLs were $1.5 million, which resulted in a realized price of $41.16 per BOE of sold production. For the three months ended March 31, 2020, revenues for oil, natural gas and NGL sales were $11.1 million. Revenues for the sale of crude oil were $10.2 million, which resulted in a realized price of $38.74 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.06 per Mcf. Revenues for the sale of NGLs were $0.5 million, which resulted in a realized price of $17.21 per BOE of sold production.

The Partnership’s results for the three months ended March 31, 2021 were positively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs. The Partnership’s realized oil prices increased in line with market commodity prices described in “Current Price Environment” above, in comparison to the same period of 2020. The Partnership also realized increases exceeding average market gas and NGL prices as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

Offsetting higher realized sales prices, the Partnership’s sold oil production for the three months ended March 31, 2021 was negatively impacted primarily due to natural well declines. In contrast, the Partnership’s results for the three months ended March 31, 2020 were positively impacted by the completion of 14 new wells during the fourth quarter of 2019 and first quarter of 2020. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. Sold production for the Sanish Field Assets was approximately 3,200 BOE per day and 3,500 BOE per day for the three months ended March 31, 2021 and 2020, respectively.

Index

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators in the Sanish field may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 24 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership may experience natural production declines until some or all of the 24 in-process wells are completed. See further discussion of the Partnership’s investment in new wells “Liquidity and Capital Resources” below.

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during the first quarter of 2021, oil price differentials were less during the three months ended March 31, 2021, in comparison to the same period of 2020.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision, and the D.C. District Court is currently considering whether it will issue an injunction that would require a shutdown of the Dakota Access Pipeline. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the three months ended March 31, 2021 and 2020, production expenses were $2.7 million and $2.1 million, respectively, and production expenses per BOE of sold production were $9.30 and $6.36, respectively. Production expenses per BOE increased in the three months ended March 31, 2021 in comparison to the same period of 2020 primarily due to a decrease in sold production volumes along with fixed lease operating expenses. In addition, workover expenses increased as certain of the Partnership’s existing producing wells that had been temporarily suspended for the development of new wells required additional rework prior to being returned to full production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2021 and 2020 were $1.0 million (7% of revenue) and $1.0 million (9% of revenue), respectively.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $0.5 million and $0.6 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2021 and 2020 was $4.9 million and $4.6 million, and DD&A per BOE of sold production was $17.11 and $14.14, respectively. The increase in DD&A expense per BOE of production is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves (“PUDs”) resulting from (i) changes to the Partnership’s future drilling schedule (made as of June 30, 2020) and (ii) the Partnership’s continued investment in new wells.

Gain (loss) on derivatives, net

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. In accordance with the Letter Agreement discussed in “Financing” below, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. As a result, the Partnership settled the remaining two derivative monthly contracts during the first quarter of 2021.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership had no outstanding contracts at March 31, 2021. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains recorded during the periods presented.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Settlement gains (losses) on matured derivatives	$(1,182,420)	$257,040
Gain on mark-to-market of derivatives	602,760	183,850
Gain (loss) on derivatives, net	$(579,660)	$440,890

The Partnership’s oil production contracts that expired during the three months ended March 31, 2021 represented approximately 105,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $11.26 per barrel of oil. The Partnership’s natural gas production contracts that expired during the three months ended March 31, 2021 represented 120,000 MMBtu of natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The Partnership’s oil production contracts that expired during the three months ended March 31, 2020 represented approximately 82,000 barrels of oil. The Partnership’s realized gain of approximately $0.3 million equated to an approximate gain of $3.13 per barrel of oil.

The mark-to-market gains recorded for the three months ended March 31, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. These unrealized gains do not represent actual settlements or payments made to or from the counterparty.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.4 million, respectively. The primary component of Interest expense, net, during the three-month period ended March 31, 2021 was interest expense on the Credit Facility and Affiliate Loan, discussed below in “Financing.” The primary component of Interest expense, net, during the three-month period ended March 31, 2020 was interest expense on the Credit Facility. The repayment of the Affiliate Loan in March 2021 will reduce the Partnership’s interest expense for the remainder of 2021.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$3,463,469	$2,933,427
Interest expense, net	484,203	436,261
Depreciation, depletion, amortization and accretion	4,887,417	4,564,861
Exploration expenses	-	-
Non-cash gain on mark-to-market of derivatives	(602,760)	(183,850)
Adjusted EBITDAX	$8,232,329	$7,750,699

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity were cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership successfully refinanced its existing credit facility in May 2021 (see “Subsequent Events” below), which the Partnership anticipates, along with cash on-hand and cash flow from operations, will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand, cash flow from operations and credit facility availability to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline, which could have a significant impact on the Partnership’s available cash on-hand.

Financing

Revolving Credit Facility

At March 31, 2021, the Partnership’s outstanding balance on the Simmons Credit Facility was $40 million, and the interest rate for the Credit Facility was 4.25%.

On July 21, 2020, the Partnership entered into the Letter Agreement with its lending group that amended and modified the Simmons Credit Facility. The modifications included, among other items, the following:

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
-

As additional collateral for the loan, the Partnership established and funded a bank account with Lender in the amount of $1.6 million, to be used for interest payments under the Amended Loan Agreement until maturity (the balance of this collateral bank account at March 31, 2021 was approximately $0.4 million and is included in Restricted cash and cash equivalents on the Partnership’s March 31, 2021 consolidated balance sheet).

Index

The Simmons Credit Facility contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, each as defined in the Amended Loan Agreement, include:

●	A maximum ratio of funded debt to trailing 12-month EBITDAX of 3.50 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00 (“Current Ratio”)
●	A minimum ratio of EBITDAX to cash interest expense of 2.50 to 1.00 for trailing 12-month period

The Partnership was in compliance with its applicable covenants at March 31, 2021. See additional information in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q.

Term Loan from Affiliate

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provided for an unsecured, one-year term loan (“Term Loan” or “Affiliate Loan”) in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan was repaid in full during March 2021, and the Partnership did not incur a penalty for prepayment. The Term Loan bore interest at a variable rate based on LIBOR plus a margin of 2.00%, with a LIBOR floor of 0%. Interest was payable monthly.

To provide the proceeds for the Term Loan, GKDML entered into a loan agreement with Bank of America, N.A. on July 21, 2020 (“GKDML Loan”). The GKDML Loan was also repaid in March 2021, had substantially the same terms as the Term Loan and was personally guaranteed by Messrs. Knight and McKenney. GKDML, Mr. Knight and Mr. McKenney did not receive any consideration for providing the Term Loan or guaranty to the GKDML Loan; however, under the Term Loan, the Partnership reimbursed GKDML for all costs of the GKDML Loan.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to recent market volatility and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of March 31, 2021, the unpaid Payout Accrual totaled $1.526575 per common unit, or approximately $29 million. As discussed in “Subsequent Events” below, the Partnership must meet certain conditions under its new revolving credit facility before distributions to limited partners may resume.

For the three months ended March 31, 2020, the Partnership paid distributions of $0.241644, or $4.6 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $2.3 million and $15.4 million in capital expenditures for the three months ended March 31, 2021 and 2020, respectively.

Index

During the second half of 2019 and the first quarter of 2020, the Partnership elected to participate in the Drilling Program, primarily administered by Whiting, at an estimated cost to the Partnership of approximately $60 million. Through March 31, 2021, the Partnership has incurred approximately $43 million in capital expenditures related to the Drilling Program. As of March 31, 2021, 22 of these wells have been completed and 21 were in process. The timing for the completion of these 21 in-process wells is uncertain, as completion of the wells is not in the Partnership’s control. During the first quarter of 2021, Whiting proposed to drill three new wells, to which the Partnership elected to participate. The Partnership’s proportionate share of capital expenditures to complete these wells is approximately $1.9 million, and through March 31, 2021, the Partnership has incurred approximately $0.3 million in capital expenditures for these three wells. Based upon information from its operators, the Partnership estimates it may incur approximately $10 to $15 million in capital expenditures related to the Drilling Program, including the three new wells proposed, during the remainder of 2021. The uncertainty of when Whiting will fully resume the Drilling Program make it difficult to predict the amount and timing of capital expenditures for the remainder of 2021, and estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the approximate $17 to $20 million in estimated capital expenditures to be incurred to complete the 46 wells discussed above, the Partnership anticipates that it may be obligated to invest $20 to $35 million in capital expenditures from 2021 through 2025 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets. The Partnership’s liquidity is currently dependent upon cash from operations and availability under its new revolving credit facility discussed below. If the Partnership is not able to generate sufficient cash from operation or there is no availability under its new revolving credit facility to fund capital expenditures, it may not be able to complete its obligations under the Drilling Program or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“2021 Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“Revolving Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. The Partnership is also required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

Under the 2021 Loan Agreement, the initial borrowing base is $60 million. The Partnership also is required to make a monthly principal reduction payment (“Monthly Commitment Reduction”), which is initially stipulated to be $1 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the Revolving Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%. At closing, the interest rate for the Revolving Credit Facility was 4.00%.

At closing, the Partnership borrowed approximately $40 million. The proceeds were used to pay the $40 million outstanding balance and accrued interest on the Simmons Credit Facility described above. Any further advances under the Revolving Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the 2021 Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Revolving Credit Facility is secured by a mortgage and first lien position on at least 90% of the Partnership’s producing wells.

Index

The Revolving Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include a minimum debt service coverage ratio and a minimum current ratio. The 2021 Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the Revolving Credit Facility is equal to or less than 50% of the Maximum Credit Amount, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

Also under the 2021 Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50%, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50%.

The foregoing summary of the 2021 Loan Agreement does not purport to be a complete statement of the terms and conditions under the 2021 Loan Agreement, and is qualified in its entirety by the full terms and conditions of the 2021 Loan Agreement, which is filed as Exhibit 10.1 to this Form 10-Q.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership had variable interest rates on its Simmons Credit Facility and Affiliate Loan that were subject to market changes in interest rates. In addition, the Partnership’s new Revolving Credit Facility with BancFirst entered into during May 2021 is subject to a variable interest rate. Information regarding the Partnership’s Simmons Credit Facility, the Affiliate Loan and the BancFirst Revolving Credit Facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Note 9. Subsequent Events and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2020 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Credit Agreement dated as of May 13, 2021 among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101

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

Date: May 17, 2021