Form 10-Q
period 2021-06-30
Energy 11, L.P.
filed 2021-08-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$5,647,433	$1,608,301
Restricted cash and cash equivalents	-	855,518
Accounts receivable	8,514,241	5,890,971
Other current assets, net	227,312	257,524
Total Current Assets	14,388,986	8,612,314

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $85,563,252 and $75,765,289, respectively	326,804,903	323,200,183
Other assets	236,539	-
Total Assets	$341,430,428	$331,812,497

Liabilities
Revolving credit facility	$-	$40,000,000
Affiliate term loan	-	6,000,000
Accounts payable and accrued expenses	11,745,969	3,299,810
Derivative liability	-	602,760
Total Current Liabilities	11,745,969	49,902,570

Revolving credit facility	40,063,389	-
Asset retirement obligations	1,684,869	1,564,105
Total Liabilities	53,494,227	51,466,675

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	287,937,928	280,347,549
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	287,936,201	280,345,822

Total Liabilities and Partners’ Equity	$341,430,428	$331,812,497

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues
Oil	$11,868,210	$3,995,270	$22,470,147	$14,225,003
Natural gas	865,226	401,106	2,343,986	755,680
Natural gas liquids	1,146,037	356,142	2,669,416	875,369
Total revenue	13,879,473	4,752,518	27,483,549	15,856,052

Operating costs and expenses
Production expenses	2,867,144	2,120,130	5,523,221	4,172,367
Production taxes	1,093,447	416,550	2,095,399	1,408,891
General and administrative expenses	315,832	355,137	847,130	920,434
Depreciation, depletion, amortization and accretion	4,952,799	5,897,854	9,840,216	10,462,715
Total operating costs and expenses	9,229,222	8,789,671	18,305,966	16,964,407

Operating income (loss)	4,650,251	(4,037,153)	9,177,583	(1,108,355)

Gain (loss) on derivatives, net	-	-	(579,660)	440,890
Interest expense, net	(523,341)	(404,368)	(1,007,544)	(840,629)
Total other expense, net	(523,341)	(404,368)	(1,587,204)	(399,739)

Net income (loss)	$4,126,910	$(4,441,521)	$7,590,379	$(1,508,094)

Basic and diluted net income (loss) per common unit	$0.22	$(0.23)	$0.40	$(0.08)

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971
Distributions declared and paid to common units ($0.241644 per common unit)	-	(4,584,826)	-	-	-	(4,584,826)
Net income - three months ended March 31, 2020	-	2,933,427	-	-	-	2,933,427
Balances - March 31, 2020	18,973,474	286,086,299	62,500	-	(1,727)	286,084,572
Net loss - three months ended June 30, 2020	-	(4,441,521)	-	-	-	(4,441,521)
Balances - June 30, 2020	18,973,474	$281,644,778	62,500	$-	$(1,727)	$281,643,051

Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	283,811,018	62,500	-	(1,727)	283,809,291
Net income - three months ended June 30, 2021	-	4,126,910	-	-	-	4,126,910
Balances - June 30, 2021	18,973,474	$287,937,928	62,500	$-	$(1,727)	$287,936,201

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Cash flow from operating activities:
Net income (loss)	$7,590,379	$(1,508,094)

Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation, depletion, amortization and accretion	9,840,216	10,462,715
Gain on mark-to-market of derivatives	(602,760)	(183,850)
Non-cash expenses, net	99,650	20,327

Changes in operating assets and liabilities:
Accounts receivable	(2,623,270)	3,028,205
Other current assets	96,140	95,982
Accounts payable and accrued expenses	158,668	1,070,422

Net cash flow provided by operating activities	14,559,023	12,985,707

Cash flow from investing activities:
Additions to oil and natural gas properties	(5,043,870)	(17,083,210)

Net cash flow used in investing activities	(5,043,870)	(17,083,210)

Cash flow from financing activities:
Cash paid for loan costs	(394,928)	-
Proceeds from BancFirst revolving credit facility	40,063,389	-
Proceeds from (payments on) Simmons revolving credit facility	(40,000,000)	16,000,000
Payments on affiliate term loan	(6,000,000)	-
Distributions paid to limited partners	-	(4,584,826)

Net cash flow provided by (used in) financing activities	(6,331,539)	11,415,174

Increase in cash, cash equivalents and restricted cash	3,183,614	7,317,671
Cash, cash equivalents and restricted cash, beginning of period	2,463,819	348,550

Cash, cash equivalents and restricted cash, end of period	$5,647,433	$7,666,221

Interest paid	$731,069	$861,825

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$9,812,130	$19,487,513

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2021

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

As of June 30, 2021, the Partnership owned an approximate 25% non-operated working interest in 256 producing wells, an estimated approximate 17% non-operated working interest in 12 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

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

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 48 new wells in the Sanish field. Thirty-five (35) of these 48 wells have been completed and were producing at June 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 35 wells. The Partnership has an estimated approximate non-operated working interest of 17% in the 12 wells that are in-process as of June 30, 2021. The Partnership has an estimated approximate non-operated working interest of 14% in one well that had not commenced drilling as of June 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 48 wells is approximately $64 million, of which approximately $53 million was incurred as of June 30, 2021.

In addition to the approximate $10 to $12 million to complete the 48 wells discussed above, the Partnership estimates it may incur an additional $8 to $12 million in capital expenditures during the second half of 2021 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2021, and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

Revolving Credit Facilities

In November 2017, the Partnership, as the borrower, entered into a loan agreement (the “Simmons Loan Agreement”) between and among the Partnership and Simmons Bank, as administrative agent and the lenders party thereto. Through various amendments, the Simmons Loan Agreement provided for a revolving credit facility (“Simmons Credit Facility”) with a commitment amount of $40 million, subject to borrowing base restrictions, that was to mature on July 31, 2021. The Simmons Credit Facility had an interest rate of 4.25% and outstanding borrowings of $40 million as of May 13, 2021.

Index

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $0.2 million of the deferred loan costs are recorded as Other current assets, net and the other approximate $0.2 million in deferred loan costs are recorded as Other assets on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

At closing, the Partnership borrowed approximately $40 million. The proceeds were used to pay the $40 million outstanding balance and accrued interest on the Simmons Credit Facility described above. Any further advances under the BF Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the BF Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The BF Credit Facility is secured by a mortgage and first lien position on at least 90% of the Partnership’s producing wells.

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is initially stipulated to be $1 million. Therefore, as of June 30, 2021, the borrowing base was $59 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also under the BF Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50%, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50%. See Note 6. Risk Management for more information on the Partnership’s risk management program as required under the BF Loan Agreement.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the BF Credit Facility is equal to or less than 50% of the Maximum Credit Amount, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

The Partnership was in compliance with its applicable covenants at June 30, 2021.

At June 30, 2021, the outstanding balance on the BF Credit Facility was approximately $40 million, and the interest rate for the BF Credit Facility was 4.00%. As of June 30, 2021 and December 31, 2020, the outstanding balance on the BF Credit Facility and the Simmons Credit Facility was approximately $40 million, which approximated the fair market value of each credit facility. The Partnership estimated the fair value of its credit facilities by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2021	2020
Balance at January 1	$1,564,105	$1,452,734
Well additions	78,511	27,844
Accretion	42,253	40,608
Revisions	-	-
Balance at June 30	$1,684,869	$1,521,186

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

In accordance with the amended Simmons Loan Agreement discussed in Note 4. Debt, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not settle any contracts during the second quarter of 2021 and had no outstanding contracts at June 30, 2021. The following table presents the settlement gain (loss) of matured derivative instruments and non-cash mark-to-market gains for the periods presented.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Settlement gain (loss) on matured derivatives	$(1,182,420)	$257,040
Gain on mark-to-market of derivatives	602,760	183,850
Gain (loss) on derivatives, net	$(579,660)	$440,890

Index

Settlements on matured derivatives above reflect realized gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) gains above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains or losses do not represent actual settlements or payments made to or from the counterparty.

In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see Note 4. Debt) by entering into costless collar derivative contracts for the period from July 2021 to July 2023, as shown in the table below. The Partnership did not pay or receive a premium related to the costless collars, and the contracts will be settled monthly.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)
07/2021 - 12/2021	NYMEX	Oil (bbls)	192,000	50.00 / 83.50
01/2022 - 06/2022	NYMEX	Oil (bbls)	173,000	50.00 / 80.00
07/2022 - 06/2023	NYMEX	Oil (bbls)	307,000	50.00 / 72.00

08/2021 - 07/2022	Henry Hub	Gas (MMbtu)	440,000	2.00 / 7.00
08/2022 - 07/2023	Henry Hub	Gas (MMbtu)	360,000	2.00 / 4.50

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2021, the unpaid Payout Accrual totaled $1.875616 per common unit, or approximately $36 million. As discussed in Note 4. Debt, the Partnership must meet certain conditions under the BF Loan Agreement before distributions to limited partners may resume.

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

For the three and six months ended June 30, 2021, approximately $30,000 and $62,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2021, approximately $30,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and six months ended June 30, 2020, approximately $98,000 and $190,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gave ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three and six months ended June 30, 2020, approximately $64,000 and $140,000, respectively, of expenses subject to the cost sharing agreement were incurred by ER12 and have been reimbursed to the Partnership. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020.

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

Index

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and six months ended June 30, 2021, approximately $151,000 and $291,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Index

As of June 30, 2021, the Partnership owned an approximate 25% non-operated working interest in 256 producing wells, an estimated approximate 17% non-operated working interest in 12 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

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

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 48 new wells in the Sanish field. Thirty-five (35) of these 48 wells have been completed and were producing at June 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 35 wells. The Partnership has an estimated approximate non-operated working interest of 17% in the 12 wells that are in-process as of June 30, 2021. The Partnership has an estimated approximate non-operated working interest of 14% in one well that had not commenced drilling as of June 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 48 wells is approximately $64 million, of which approximately $53 million was incurred as of June 30, 2021. See additional detail in “Oil and Natural Gas Properties” below.

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

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions have eased. The increased demand and production restraint by domestic and foreign operators have contributed to higher commodity prices, with oil prices averaging over $70 per barrel in June 2021.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$66.17	$28.00	136.3%	$62.22	$36.82	69.0%
Natural gas (per Mcf)	$2.95	$1.70	73.5%	$3.22	$1.80	78.9%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$13,879,473	100.0%	$4,752,518	100.0%	192.0%	$27,483,549	100.0%	$15,856,052	100.0%	73.3%
Production expenses	2,867,144	20.7%	2,120,130	44.6%	35.2%	5,523,221	20.1%	4,172,367	26.3%	32.4%
Production taxes	1,093,447	7.9%	416,550	8.8%	162.5%	2,095,399	7.6%	1,408,891	8.9%	48.7%
Depreciation, depletion, amortization and accretion	4,952,799	35.7%	5,897,854	124.1%	-16.0%	9,840,216	35.8%	10,462,715	66.0%	-5.9%
General and administrative expenses	315,832	2.3%	355,137	7.5%	-11.1%	847,130	3.1%	920,434	5.8%	-8.0%

Production (BOE):
Oil	196,817		250,706		-21.5%	401,495		514,762		-22.0%
Natural gas	46,725		42,524		9.9%	90,664		71,189		27.4%
Natural gas liquids	38,792		38,052		1.9%	75,807		68,224		11.1%
Total	282,334		331,282		-14.8%	567,966		654,175		-13.2%

Average sales price per unit:
Oil (per Bbl)	$60.30		$15.94		278.3%	$55.97		$27.63		102.6%
Natural gas (per Mcf)	3.09		1.57		96.8%	4.31		1.77		143.5%
Natural gas liquids (per Bbl)	29.54		9.36		215.6%	35.21		12.83		174.4%
Combined (per BOE)	49.16		14.35		242.7%	48.39		24.24		99.6%

Average unit cost per BOE:
Production expenses	10.16		6.40		58.7%	9.72		6.38		52.4%
Production taxes	3.87		1.26		208.0%	3.69		2.15		71.6%
Depreciation, depletion, amortization and accretion	17.54		17.80		-1.5%	17.33		15.99		8.4%

Capital expenditures	$10,999,208		$2,732,085			$13,324,172		$18,147,391

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $13.9 million. Revenues for the sale of crude oil were $11.9 million, which resulted in a realized price of $60.30 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $3.09 per Mcf. Revenues for the sale of NGLs were $1.1 million, which resulted in a realized price of $29.54 per BOE of sold production. For the three months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $4.8 million. Revenues for the sale of crude oil were $4.0 million, which resulted in a realized price of $15.94 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.57 per Mcf. Revenues for the sale of NGLs were $0.4 million, which resulted in a realized price of $9.36 per BOE of sold production.

For the six months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $27.5 million. Revenues for the sale of crude oil were $22.5 million, which resulted in a realized price of $55.97 per barrel. Revenues for the sale of natural gas were $2.3 million, which resulted in a realized price of $4.31 per Mcf. Revenues for the sale of NGLs were $2.7 million, which resulted in a realized price of $35.21 per BOE of sold production. For the six months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $15.9 million. Revenues for the sale of crude oil were $14.2 million, which resulted in a realized price of $27.63 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $1.77 per Mcf. Revenues for the sale of NGLs were $0.9 million, which resulted in a realized price of $12.83 per BOE of sold production.

The Partnership’s results for the three and six months ended June 30, 2021 were positively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs. The Partnership’s realized sales prices exceeding the average oil market prices as described in “Current Price Environment” above, in comparison to the same periods of 2020, were primarily due to significantly improved oil differentials (see below) in 2021. The Partnership also realized increases exceeding average market gas and NGL prices, particularly due to the severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

Offsetting higher realized sales prices, the Partnership’s sold oil production for the three and six months ended June 30, 2021 was negatively impacted primarily due to natural well declines. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The Partnership’s sold oil production for the three and six months ended June 30, 2020 exceeded sold volumes for the same periods of 2021 due to the positive impact of 14 new wells completed during the fourth quarter of 2019 and first quarter of 2020. The Partnership did complete 13 new wells late in the second quarter of 2021, so the Partnership anticipates sold production volumes will increase during the second half of 2021. The Partnership’s operators have efficiently extracted natural gas from the Sanish Field Assets, ultimately reducing the natural gas shrink and yielding higher gas and NGL volumes during the first half of 2021, in comparison to the same period of 2020. Sold production for the Sanish Field Assets was approximately 3,100 BOE per day for the three and six months ended June 30, 2021, while sold production was approximately 3,600 BOE per day for the three and six months ended June 30, 2020.

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators in the Sanish field may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. Further, production is dependent on the investment in existing wells and the development of new wells. See further discussion of the Partnership’s investment in new wells in “Liquidity and Capital Resources” below.

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during the first half of 2021, oil price differentials were less during the three and six months ended June 30, 2021, in comparison to the same periods of 2020.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report, which is anticipated to be issued in the spring of 2022. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

Index

Operating costs and expenses

Production expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contract in effect for the extraction, transportation, treatment and marketing of natural gas.

For the three months ended June 30, 2021 and 2020, production expenses were $2.9 million and $2.1 million, respectively, and production expenses per BOE of sold production were $10.16 and $6.40, respectively. For the six months ended June 30, 2021 and 2020, production expenses were $5.5 million and $4.2 million, respectively, and production expenses per BOE of sold production were $9.72 and $6.38, respectively. Production expenses per BOE increased in the three and six months ended June 30, 2021, in comparison to the same periods of 2020, primarily due (i) a decrease in sold production oil volumes along with fixed lease operating expenses, (ii) higher production and marketing costs associated with higher sold production gas and NGL volumes, and (iii) an increase in workover expenses as certain of the Partnership’s existing producing wells that had been temporarily suspended for the development of new wells required additional rework prior to being returned to full production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2021 and 2020 were $1.1 million (8% of revenue) and $0.4 million (9% of revenue), respectively. Production taxes for the six months ended June 30, 2021 and 2020 were $2.1 million (8% of revenue) and $1.4 million (9% of revenue), respectively.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $0.3 million and $0.4 million, respectively. General and administrative expenses for the six months ended June 30, 2021 and 2020 were $0.8 million and $0.9 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2021 and 2020 was $5.0 million and $5.9 million, and DD&A per BOE of sold production was $17.54 and $17.80, respectively. DD&A for the six months ended June 30, 2021 and 2020 was $9.8 million and $10.5 million, and DD&A per BOE of sold production was $17.33 and $15.99, respectively. The decrease in DD&A expense for the three and six months ended June 30, 2021, in comparison to the same periods of 2020, is primarily due to the increase in the Partnership’s estimated proved undeveloped reserves (“PUDs”) resulting from changes to the Partnership’s future drilling schedule made as of June 30, 2021. The increase in DD&A expense per BOE of production for the six months ended June 30, 2021, compared to the same period of 2020, is primarily due to the Partnership’s continued investment in new wells and a decrease in sold production volumes.

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

Index

In accordance with the amended Simmons Loan Agreement discussed in “Financing” below, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains recorded during the periods presented.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Settlement gains (losses) on matured derivatives	$(1,182,420)	$257,040
Gain on mark-to-market of derivatives	602,760	183,850
Gain (loss) on derivatives, net	$(579,660)	$440,890

The Partnership’s oil production contracts that expired during the six months ended June 30, 2021 represented approximately 105,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $11.26 per barrel of oil. The Partnership’s natural gas production contracts that expired during the six months ended June 30, 2021 represented 120,000 MMBtu of natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The Partnership’s oil production contracts that expired during the six months ended June 30, 2020 represented approximately 82,000 barrels of oil. The Partnership’s realized gain of approximately $0.3 million equated to an approximate gain of $3.13 per barrel of oil.

The mark-to-market gains recorded for the three and six months ended June 30, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see “Financing” below) by entering into costless collar derivative contracts for the period from July 2021 to July 2023, as shown in the table below. The Partnership did not pay or receive a premium related to the costless collars, and the contracts will be settled monthly.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)
07/2021 - 12/2021	NYMEX	Oil (bbls)	192,000	50.00 / 83.50
01/2022 - 06/2022	NYMEX	Oil (bbls)	173,000	50.00 / 80.00
07/2022 - 06/2023	NYMEX	Oil (bbls)	307,000	50.00 / 72.00

08/2021 - 07/2022	Henry Hub	Gas (MMbtu)	440,000	2.00 / 7.00
08/2022 - 07/2023	Henry Hub	Gas (MMbtu)	360,000	2.00 / 4.50

Interest expense, net

Interest expense, net, for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively. Interest expense, net, for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.8 million, respectively. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2021 was interest expense on the Simmons Credit Facility, the Affiliate Loan and the BF Credit Facility discussed below in “Financing.” The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2021 was interest expense on the Simmons Credit Facility.

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

Index

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net income (loss)	$4,126,910	$(4,441,521)	$7,590,379	$(1,508,094)
Interest expense, net	523,341	404,368	1,007,544	840,629
Depreciation, depletion, amortization and accretion	4,952,799	5,897,854	9,840,216	10,462,715
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives	-	-	(602,760)	(183,850)
Adjusted EBITDAX	$9,603,050	$1,860,701	$17,835,379	$9,611,400

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership successfully refinanced its existing credit facility in May 2021 (see “Financing” below); therefore, the Partnership anticipates its cash on-hand, cash flow from operations and availability under its refinanced credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand, cash flow from operations and credit facility availability to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline, which could have a significant impact on the Partnership’s available cash on-hand.

Financing

Revolving Credit Facilities

In November 2017, the Partnership, as the borrower, entered into a loan agreement (the “Simmons Loan Agreement”) between and among the Partnership and Simmons Bank, as administrative agent and the lenders party thereto. Through various amendments, the Simmons Loan Agreement provided for a revolving credit facility (“Simmons Credit Facility”) with a commitment amount of $40 million, subject to borrowing base restrictions, that was to mature on July 31, 2021. The Simmons Credit Facility had an interest rate of 4.25% and outstanding borrowings of $40 million as of May 13, 2021.

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

At closing, the Partnership borrowed approximately $40 million. The proceeds were used to pay the $40 million outstanding balance and accrued interest on the Simmons Credit Facility described above. Any further advances under the BF Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. At June 30, 2021, the outstanding balance on the BF Credit Facility was approximately $40 million. Under the terms of the BF Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The BF Credit Facility is secured by a mortgage and first lien position on at least 90% of the Partnership’s producing wells.

Index

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is initially stipulated to be $1 million. Therefore, as of June 30, 2021, the borrowing base was $59 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%. At June 30, 2021, the interest rate for the BF Credit Facility was 4.00%.

Also under the BF Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50%, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50%. See “Gain (loss) on derivatives, net” in Results from Operations above for more information on the Partnership’s risk management program as required under the BF Loan Agreement.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the BF Credit Facility is equal to or less than 50% of the Maximum Credit Amount, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

The Partnership was in compliance with its applicable covenants at June 30, 2021.

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

Index

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of June 30, 2021, the unpaid Payout Accrual totaled $1.875616 per common unit, or approximately $36 million. As discussed in “Financing” above, the Partnership must meet certain conditions under the BF Loan Agreement before distributions to limited partners may resume.

For the six months ended June 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $13.3 million and $18.1 million in capital expenditures for the six months ended June 30, 2021 and 2020, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 48 new wells in the Sanish field. Thirty-five (35) of these 48 wells have been completed and were producing at June 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 35 wells. The Partnership has an estimated approximate non-operated working interest of 17% in the 12 wells that are in-process as of June 30, 2021. The Partnership has an estimated approximate non-operated working interest of 14% in one well that had not commenced drilling as of June 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 48 wells is approximately $64 million, of which approximately $53 million was incurred as of June 30, 2021.

The Partnership anticipates its operators to complete the remaining 13 wells during the next six to nine months; however, completion of the wells is not in the Partnership’s control. In addition to the approximate $10 to $12 million to fully fund the completion of the 48 wells discussed above, the Partnership estimates it may incur an additional $8 to $12 million in capital expenditures during the second half of 2021 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2021, and estimated capital expenditures could be significantly different from amounts actually invested. The Partnership anticipates that it may be obligated to invest $25 to $30 million in capital expenditures from 2022 through 2026 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

The Partnership’s liquidity is currently dependent upon cash on-hand, cash from operations and availability under the BF Credit Facility discussed above. If the Partnership is not able to generate sufficient cash from operation or there is no availability under the BF Credit Facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership had variable interest rates on its Simmons Credit Facility and Affiliate Loan that were subject to market changes in interest rates. In addition, the Partnership’s BF Credit Facility is subject to a variable interest rate. Information regarding the Partnership’s Simmons Credit Facility, the Affiliate Loan and the BancFirst Credit Facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.1

Credit Agreement dated as of May 13, 2021 among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q dated May 17, 2021)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101

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

Date: August 12, 2021