Form 10-Q
period 2021-09-30
Energy 11, L.P.
filed 2021-11-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$-	$1,608,301
Restricted cash and cash equivalents	-	855,518
Accounts receivable	14,181,024	5,890,971
Other current assets, net	377,590	257,524
Total Current Assets	14,558,614	8,612,314

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $92,088,477 and $75,765,289, respectively	324,708,203	323,200,183
Other assets	201,058	-
Total Assets	$339,467,875	$331,812,497

Liabilities
Revolving credit facility	$-	$40,000,000
Affiliate term loan	-	6,000,000
Accounts payable and accrued expenses	6,496,523	3,299,810
Derivative liability	1,055,525	602,760
Total Current Liabilities	7,552,048	49,902,570

Revolving credit facility	34,000,000	-
Asset retirement obligations	1,761,757	1,564,105
Derivative liability - noncurrent	1,175,079	-
Total Liabilities	44,488,884	51,466,675

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	294,980,718	280,347,549
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	294,978,991	280,345,822

Total Liabilities and Partners’ Equity	$339,467,875	$331,812,497

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues
Oil	$17,888,207	$8,187,180	$40,358,354	$22,412,183
Natural gas	1,269,296	636,971	3,613,282	1,392,651
Natural gas liquids	1,835,202	826,117	4,504,618	1,701,486
Total revenue	20,992,705	9,650,268	48,476,254	25,506,320

Operating costs and expenses
Production expenses	2,747,487	2,825,472	8,270,708	6,997,839
Production taxes	1,653,661	777,012	3,749,060	2,185,903
General and administrative expenses	325,168	379,569	1,172,298	1,300,003
Depreciation, depletion, amortization and accretion	6,547,607	6,112,621	16,387,823	16,575,336
Total operating costs and expenses	11,273,923	10,094,674	29,579,889	27,059,081

Operating income (loss)	9,718,782	(444,406)	18,896,365	(1,552,761)

Gain (loss) on derivatives, net	(2,230,604)	94,299	(2,810,264)	535,189
Interest expense, net	(445,388)	(529,789)	(1,452,932)	(1,370,418)
Total other expense, net	(2,675,992)	(435,490)	(4,263,196)	(835,229)

Net income (loss)	$7,042,790	$(879,896)	$14,633,169	$(2,387,990)

Basic and diluted net income (loss) per common unit	$0.37	$(0.05)	$0.77	$(0.13)

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971
Distributions declared and paid to common units ($0.241644 per common unit)	-	(4,584,826)	-	-	-	(4,584,826)
Net income - three months ended March 31, 2020	-	2,933,427	-	-	-	2,933,427
Balances - March 31, 2020	18,973,474	286,086,299	62,500	-	(1,727)	286,084,572
Net loss - three months ended June 30, 2020	-	(4,441,521)	-	-	-	(4,441,521)
Balances - June 30, 2020	18,973,474	$281,644,778	62,500	$-	$(1,727)	$281,643,051
Net loss - three months ended September 30, 2020	-	(879,896)	-	-	-	(879,896)
Balances - September 30, 2020	18,973,474	280,764,882	62,500	-	(1,727)	280,763,155

Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	283,811,018	62,500	-	(1,727)	283,809,291
Net income - three months ended June 30, 2021	-	4,126,910	-	-	-	4,126,910
Balances - June 30, 2021	18,973,474	$287,937,928	62,500	$-	$(1,727)	$287,936,201
Net income - three months ended September 30, 2021	-	7,042,790	-	-	-	7,042,790
Balances - September 30, 2021	18,973,474	$294,980,718	62,500	$-	$(1,727)	$294,978,991

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flow from operating activities:
Net income (loss)	$14,633,169	$(2,387,990)

Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation, depletion, amortization and accretion	16,387,823	16,575,336
(Gain) loss on mark-to-market of derivatives, net	1,627,844	(250,149)
Non-cash expenses, net	167,416	67,232

Changes in operating assets and liabilities:
Accounts receivable	(8,290,053)	1,143,151
Other assets	(86,423)	(134,283)
Accounts payable and accrued expenses	(446,167)	39,550

Net cash flow provided by operating activities	23,993,609	15,052,847

Cash flow from investing activities:
Additions to oil and natural gas properties	(14,055,311)	(35,272,706)

Net cash flow used in investing activities	(14,055,311)	(35,272,706)

Cash flow from financing activities:
Cash paid for loan costs	(402,117)	-
Net proceeds from (payments on) BancFirst revolving credit facility	34,000,000	-
Proceeds from (payments on) Simmons revolving credit facility	(40,000,000)	16,000,000
Proceeds from (payments on) affiliate term loan	(6,000,000)	15,000,000
Distributions paid to limited partners	-	(4,584,826)

Net cash flow provided by (used in) financing activities	(12,402,117)	26,415,174

Increase (decrease) in cash, cash equivalents and restricted cash	(2,463,819)	6,195,315
Cash, cash equivalents and restricted cash, beginning of period	2,463,819	348,550

Cash, cash equivalents and restricted cash, end of period	$-	$6,543,865

Interest paid	$1,146,956	$1,336,840

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$5,174,707	$1,714,900

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2021

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

As of September 30, 2021, the Partnership owned an approximate 25% non-operated working interest in 264 producing wells, an estimated approximate 20% non-operated working interest in 14 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 57 new wells in the Sanish field. Forty-three (43) of these 57 wells have been completed and were producing at September 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 43 wells. The Partnership has an estimated approximate non-operated working interest of 20% in 8 wells that are in-process as of September 30, 2021. The Partnership has an estimated approximate non-operated working interest of 20% in six wells that had not commenced drilling as of September 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 57 wells is approximately $75 million, of which approximately $56 million was incurred as of September 30, 2021. The Partnership estimates the approximate $15 to 20 million in capital expenditures to complete the remaining 14 wells will be incurred over the fourth quarter of 2021 and the first half of 2022 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $0.1 million of the deferred loan costs are recorded as Other current assets, net and the other approximate $0.2 million in deferred loan costs are recorded as Other assets on the Partnership’s consolidated balance sheet as of September 30, 2021. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

Index

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which was initially stipulated to be $1 million. Therefore, as of September 30, 2021, the borrowing base was $56 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its September 1, 2021 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also under the BF Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base. See Note 7. Risk Management for more information on the Partnership’s risk management program as required under the BF Loan Agreement.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the BF Credit Facility is equal to or less than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

The Partnership was in compliance with its applicable covenants at September 30, 2021.

At September 30, 2021, the outstanding balance on the BF Credit Facility was approximately $34 million, and the interest rate was 4.00%. As of September 30, 2021 and December 31, 2020, the outstanding balances on the BF Credit Facility and the Simmons Credit Facility were approximately $34 million and $40 million, respectively, which approximated the fair market value of each credit facility. The Partnership estimated the fair value of its credit facilities by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2021	2020
Balance at January 1	$1,564,105	$1,452,734
Well additions	133,016	35,646
Accretion	64,636	61,547
Revisions	-	-
Balance at September 30	$1,761,757	$1,549,927

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2021 and 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,055,525)	$-
Commodity derivatives - non-current liabilities	-	(1,175,079)	-
Total	$-	$(2,230,604)	$-

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(602,760)	$-
Total	$-	$(602,760)	$-

Index

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at September 30, 2021 and December 31, 2020. See additional detail in Note 7. Risk Management.

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

Note 7. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Therefore, the Partnership periodically utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations.

In accordance with the amended Simmons Loan Agreement discussed in Note 4. Debt, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see Note 4. Debt) by entering into costless collar derivative contracts for the period from July 2021 to September 2023. The Partnership did not pay or receive a premium related to the costless collars into which it entered to remain compliant with each loan agreement, and the contracts will be settled monthly.

As of September 30, 2021, the Partnership’s derivative instruments were in a loss position. The Partnership has recognized a total liability of approximately $2.3 million, of which $1.1 million has been recorded as current in Derivative liability and $1.2 million has been recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheet as of September 30, 2021. The Partnership’s derivative instruments were in a loss position as of December 31, 2020; a current liability of approximately $0.6 million was recognized as Derivative Liability on the Partnership’s consolidated balance sheet as of December 31, 2020. These current and noncurrent derivative liabilities as of September 31, 2021 and December 31, 2020 approximate fair value.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership’s contracts that expired during the third quarter of 2021 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The following table presents the settlement gain (loss) of matured derivative instruments and non-cash mark-to-market gains (losses) for the periods presented.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Settlement gain (loss) on matured derivatives	$-	$28,000	$(1,182,420)	$285,040
Gain (loss) on mark-to-market of derivatives, net	(2,230,604)	66,299	(1,627,844)	250,149
Gain (loss) on derivatives, net	$(2,230,604)	$94,299	$(2,810,264)	$535,189

Settlements on matured derivatives above reflect realized gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains or losses above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains or losses do not represent actual settlements or payments made to or from the counterparty.

Index

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
10/2021 - 12/2021	NYMEX	Oil (bbls)	93,000	50.00 / 83.50
01/2022 - 12/2022	NYMEX	Oil (bbls)	332,000	50.00 / 76.17
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

11/2021 - 12/2021	Henry Hub	Gas (MMbtu)	80,000	2.00 / 7.00
01/2022 - 12/2022	Henry Hub	Gas (MMbtu)	390,000	2.00 / 6.04
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

The Partnership’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involves the risk that the Partnership’s counterparty will be unable to meet the financial terms of such instruments.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2021, the unpaid Payout Accrual totaled $2.228493 per common unit, or approximately $42 million. As discussed in Note 4. Debt, the Partnership must meet certain conditions under the BF Loan Agreement before distributions to limited partners may resume.

For the nine months ended September 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million.

Note 9. Related Parties

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

For the three and nine months ended September 30, 2021, approximately $29,000 and $91,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2021, approximately $29,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheets. For the three and nine months ended September 30, 2020, approximately $101,000 and $291,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gave ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three and nine months ended September 30, 2020, approximately $64,000 and $204,000, respectively, of expenses subject to the cost sharing agreement were incurred by ER12 and have been reimbursed to the Partnership. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020.

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

Index

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and nine months ended September 30, 2021, approximately $129,000 and $420,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 10. Subsequent Events

During October and November 2021, the Partnership utilized cash available from operations to make principal payments on the BF Credit Facility of $7 million. The effect of these principal payments reduced the outstanding balance on the BF Credit Facility to $27 million. Because the Partnership’s outstanding balance is now at or below 50% of its current borrowing base and the Partnership is in compliance with its debt covenants under the BF Loan Agreement, the Partnership has met the conditions required by the Lender to resume payment of distributions to its limited partners.

Subsequent to the Partnership meeting the required conditions set forth by the Lender in the BF Loan Agreement, the General Partner approved the resumption of distributions to limited partners for the month of November 2021. On November 24, 2021, the Partnership will pay approximately $1 million, or $0.051781 per outstanding common unit, in distributions to its holders of common units.

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

Index

As of September 30, 2021, the Partnership owned an approximate 25% non-operated working interest in 264 producing wells, an estimated approximate 20% non-operated working interest in 14 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

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

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 57 new wells in the Sanish field. Forty-three (43) of these 57 wells have been completed and were producing at September 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 43 wells. The Partnership has an estimated approximate non-operated working interest of 20% in 8 wells that are in-process as of September 30, 2021. The Partnership has an estimated approximate non-operated working interest of 20% in six wells that had not commenced drilling as of September 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 57 wells is approximately $75 million, of which approximately $56 million was incurred as of September 30, 2021. See additional detail in “Oil and Natural Gas Properties” below.

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

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions eased. The increased demand and production restraint by domestic and foreign operators in 2021 have contributed to higher commodity prices, with oil prices averaging over $70 per barrel for the third quarter of 2021 and topping $80 per barrel in October 2021.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$70.52	$40.91	72.4%	$65.04	$38.22	70.2%
Natural gas (per Mcf)	$4.35	$2.00	117.5%	$3.61	$1.87	93.0%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$20,992,705	100.0%	$9,650,268	100.0%	117.5%	$48,476,254	100.0%	$25,506,320	100.0%	90.1%
Production expenses	2,747,487	13.1%	2,825,472	29.3%	-2.8%	8,270,708	17.1%	6,997,839	27.4%	18.2%
Production taxes	1,653,661	7.9%	777,012	8.1%	112.8%	3,749,060	7.7%	2,185,903	8.6%	71.5%
Depreciation, depletion, amortization and accretion	6,547,607	31.2%	6,112,621	63.3%	7.1%	16,387,823	33.8%	16,575,336	65.0%	-1.1%
General and administrative expenses	325,168	1.5%	379,569	3.9%	-14.3%	1,172,298	2.4%	1,300,003	5.1%	-9.8%

Production (BOE):
Oil	276,320		245,522		12.5%	677,815		760,284		-10.8%
Natural gas	46,350		52,789		-12.2%	137,014		123,978		10.5%
Natural gas liquids	39,520		44,573		-11.3%	115,327		112,797		2.2%
Total	362,190		342,884		5.6%	930,156		997,059		-6.7%

Average sales price per unit:
Oil (per Bbl)	$64.74		$33.35		94.1%	$59.54		$29.48		102.0%
Natural gas (per Mcf)	4.56		2.01		126.9%	4.40		1.87		135.3%
Natural gas liquids (per Bbl)	46.44		18.53		150.6%	39.06		15.08		159.0%
Combined (per BOE)	57.96		28.14		105.9%	52.12		25.58		103.8%

Average unit cost per BOE:
Production expenses	7.59		8.24		-7.9%	8.89		7.02		26.6%
Production taxes	4.57		2.27		101.5%	4.03		2.19		84.0%
Depreciation, depletion, amortization and accretion	18.08		17.83		1.4%	17.62		16.62		6.0%

Capital expenditures	$4,374,019		$416,882			$17,698,191		$18,564,273

Oil, natural gas and NGL revenues

For the three months ended September 30, 2021, revenues from oil, natural gas and NGL sales were $21.0 million. Revenues for the sale of crude oil were $17.9 million, which resulted in a realized price of $64.74 per barrel. Revenues for the sale of natural gas were $1.3 million, which resulted in a realized price of $4.56 per Mcf. Revenues for the sale of NGLs were $1.8 million, which resulted in a realized price of $46.44 per BOE of sold production. For the three months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $9.7 million. Revenues for the sale of crude oil were $8.2 million, which resulted in a realized price of $33.35 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $2.01 per Mcf. Revenues for the sale of NGLs were $0.8 million, which resulted in a realized price of $18.53 per BOE of sold production.

Index

For the nine months ended September 30, 2021, revenues from oil, natural gas and NGL sales were $48.5 million. Revenues for the sale of crude oil were $40.4 million, which resulted in a realized price of $59.54 per barrel. Revenues for the sale of natural gas were $3.6 million, which resulted in a realized price of $4.40 per Mcf. Revenues for the sale of NGLs were $4.5 million, which resulted in a realized price of $39.06 per BOE of sold production. For the nine months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $25.5 million. Revenues for the sale of crude oil were $22.4 million, which resulted in a realized price of $29.48 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $1.87 per Mcf. Revenues for the sale of NGLs were $1.7 million, which resulted in a realized price of $15.08 per BOE of sold production.

The Partnership’s results for the three and nine months ended September 30, 2021 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the same periods of 2020. Specifically, the Partnership realized increases exceeding average market gas and NGL prices in February 2021 as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states. In addition, the Partnership’s realized sales price for oil have benefited from improved differentials (see below) during 2021 as the market imbalances and certain supply chain constraints that developed during the spring and summer of 2020 due to COVID-19 have eased.

The Partnership completed 22 new wells from the fourth quarter of 2019 through the third quarter of 2020. In addition, the Partnership’s operators turned an additional 21 new wells to sales during the second and third quarters of 2021. The timing of when these wells were completed have positively contributed to sold oil production during the three and nine months ended September 30, 2021 and 2020, as new wells often have high levels of production immediately following completion, then decline to more consistent levels. Further, the Partnership’s operators have improved the treatment and processing of extracted natural gas from the Sanish Field Assets, ultimately reducing the natural gas shrink and yielding higher gas and NGL volumes during the nine months ended September 30, 2021, in comparison to the same period of 2020. While the natural gas and NGL sales volumes for the three months ended September 30, 2021 lag behind sold production from natural gas and NGL in the same period of 2020, the Partnership anticipates the completion of the 21 wells discussed above, some of which were completed late in third quarter of 2021, along with improved operator efficiency will contribute to an increase in natural gas and NGL sales volumes in the fourth quarter of 2021. Sold production for the Sanish Field Assets was approximately 3,900 BOE and 3,400 BOE per day for the three and nine months ended September 30, 2021, including approximately 4,600 BOE per day in September 2021. Sold production was approximately 3,700 BOE and 3,600 per day for the three and nine months ended September 30, 2020.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were approximately 14% and 32% less during the three and nine months ended September 30, 2021 than those of the same periods of 2020, respectively.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report, which is anticipated to be issued in the fall of 2022. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the three months ended September 30, 2021 and 2020, production expenses were $2.7 million and $2.8 million, respectively, and production expenses per BOE of sold production were $7.59 and $8.24, respectively. For the nine months ended September 30, 2021 and 2020, production expenses were $8.3 million and $7.0 million, respectively, and production expenses per BOE of sold production were $8.89 and $7.02, respectively. Production expenses per BOE decreased in the three months ended September 30, 2021, in comparison to the same period of 2020, primarily due to higher sold production volumes, which increases the production base over which fixed costs are spread. However, production expenses per BOE increased in the nine months ended September 30, 2021, in comparison to the same period of 2020, as a result of (i) an increase in workover expenses as certain of the Partnership’s existing producing wells that had been temporarily suspended for the development of new wells required additional rework prior to being returned to full production, and (ii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2021 and 2020 were $1.7 million (8% of revenue) and $0.8 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2021 and 2020 were $3.7 million (8% of revenue) and $2.2 million (9% of revenue), respectively.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $0.3 million and $0.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $1.2 million and $1.3 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The Partnership incurred higher legal fees to protect its rights under joint operating agreements with its operators in the three- and nine-month periods ended September 30, 2020, resulting in higher general and administrative expenses in 2020 compared to the same periods of 2021.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2021 and 2020 was $6.5 million and $6.1 million, and DD&A per BOE of sold production was $18.08 and $17.83, respectively. DD&A for the nine months ended September 30, 2021 and 2020 was $16.4 million and $16.6 million, and DD&A per BOE of sold production was $17.62 and $16.62, respectively. The increase in DD&A expense per BOE of production for the nine months ended September 30, 2021, compared to the same period of 2020, is primarily due to the Partnership’s continued investment in new wells and lower sold production volumes.

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

Index

In accordance with the amended Simmons Loan Agreement discussed in “Financing” below, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see “Financing” below) by entering into costless collar derivative contracts for the period from July 2021 to September 2023. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains or losses recorded during the periods presented.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Settlement gain (loss) on matured derivatives	$-	$28,000	$(1,182,420)	$285,040
Gain (loss) on mark-to-market of derivatives, net	(2,230,604)	66,299	(1,627,844)	250,149
Gain (loss) on derivatives, net	$(2,230,604)	$94,299	$(2,810,264)	$535,189

The Partnership’s oil production contracts that expired during the third quarter of 2021 represented approximately 99,000 barrels of oil; however, these oil production contracts were settled at no cost or benefit to the Partnership, as the contract prices on the dates of settlement were within the established floor and ceiling prices. The Partnership’s oil production contracts that expired during the nine months ended September 30, 2021 represented approximately 204,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $5.80 per barrel of oil. The Partnership’s natural gas production contracts that expired during the three and nine months ended September 30, 2021 represented 120,000 MMBtu and 240,000 MMBtu of produced natural gas, respectively; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The Partnership’s oil production contracts that expired during the three months ended September 30, 2020 represented 122,000 barrels of oil; however, these oil production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The Partnership’s oil production contracts that expired during the nine months ended September 30, 2020 represented 204,000 barrels of oil, and settlement gains were approximately $257,000, or $1.26 per barrel of oil. The Partnership’s natural gas production contracts that expired during the three and nine months ended September 30, 2020 represented 140,000 MMBtu of produced natural gas, and settlement gains were $28,000, or $0.20 per MMBtu.

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three and nine months ended September 30, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
10/2021 - 12/2021	NYMEX	Oil (bbls)	93,000	50.00 / 83.50
01/2022 - 12/2022	NYMEX	Oil (bbls)	332,000	50.00 / 76.17
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

11/2021 - 12/2021	Henry Hub	Gas (MMbtu)	80,000	2.00 / 7.00
01/2022 - 12/2022	Henry Hub	Gas (MMbtu)	390,000	2.00 / 6.04
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

Interest expense, net

Interest expense, net, for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.5 million, respectively. Interest expense, net, for the nine months ended September 30, 2021 and 2020 was $1.5 million and $1.4 million, respectively. The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2021 was interest expense on the Simmons Credit Facility, the Affiliate Loan and the BF Credit Facility discussed below in “Financing.” The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2020 was interest expense on the Simmons Credit Facility.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss)	$7,042,790	$(879,896)	$14,633,169	$(2,387,990)
Interest expense, net	445,388	529,789	1,452,932	1,370,418
Depreciation, depletion, amortization and accretion	6,547,607	6,112,621	16,387,823	16,575,336
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	2,230,604	(66,299)	1,627,844	(250,149)
Adjusted EBITDAX	$16,266,389	$5,696,215	$34,101,768	$15,307,615

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership generated approximately $24.0 million in cash flow from operating activities for the nine months ended September 30, 2021. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility (see “Financing” below) and used the initial closing proceeds from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility. Using excess cash flow from operations realized from May 2021 through October 2021, the Partnership has made principal payments on the BancFirst credit facility of approximately $13 million. As of the date of the filing of this Form 10-Q, the Partnership had approximately $27 million in available credit under the BancFirst credit facility.

The Partnership’s principal payments on the BancFirst credit facility described above reduced the outstanding balance of the credit facility at or below 50% of the Partnership’s current borrowing base. In addition, the Partnership is in compliance with its applicable debt covenants as of the date of the filing of this Form 10-Q. As a result, the Partnership has met the conditions required by its lending party to resume elective payment of distributions to its limited partners. As described in “Subsequent Events”, the General Partner approved the payment of a distribution to holders of the Partnership’s common units in November 2021. The Partnership’s ability to make future distributions to its limited partners is contingent on remaining compliant with all applicable covenants under its BancFirst credit facility as well as making monthly principal payments to ensure the outstanding balance of the credit facility is at or below 50% of the Partnership’s current borrowing base. The Partnership can offer no assurance to the payment of distributions in future months; however, the General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BancFirst credit facility and capital expenditures for new wells.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under its refinanced credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand, cash flow from operations and credit facility availability to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to participate in future drilling programs as proposed by the operators of the Sanish Field Assets and/or to fund any future distributions to its limited partners.

Index

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is initially stipulated to be $1 million. Therefore, as of September 30, 2021, the borrowing base was $56 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make any adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its September 1, 2021 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also under the BF Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base. See Note 7. Risk Management for more information on the Partnership’s risk management program as required under the BF Loan Agreement.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the BF Credit Facility is equal to or less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

At September 30, 2021, the outstanding balance on the BF Credit Facility was approximately $34 million, and the interest rate was 4.00%. The Partnership was in compliance with its applicable covenants at September 30, 2021.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. As discussed in “Financing” above, the Partnership must meet certain conditions under the BF Loan Agreement before distributions to limited partners may resume. The Partnership will accumulate unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2021, the unpaid Payout Accrual totaled $2.228493 per common unit, or approximately $42 million.

For the nine months ended September 30, 2020, the Partnership paid distributions of $0.241644, or $4.6 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $17.7 million and $18.6 million in capital expenditures for the nine months ended September 30, 2021 and 2020, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 57 new wells in the Sanish field. Forty-three (43) of these 57 wells have been completed and were producing at September 30, 2021; the Partnership has an approximate non-operated working interest of 21% in these 43 wells. The Partnership has an estimated approximate non-operated working interest of 20% in 8 wells that are in-process as of September 30, 2021. The Partnership has an estimated approximate non-operated working interest of 20% in six wells that had not commenced drilling as of September 30, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 57 wells is approximately $75 million, of which approximately $56 million was incurred as of September 30, 2021.

Index

The Partnership anticipates its operators to complete the remaining 14 wells during the next three to nine months; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the approximate $15 to 20 million in capital expenditures to complete the remaining 14 wells will be incurred over the fourth quarter of 2021 and the first half of 2022 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2021 and into 2022, and estimated capital expenditures could be significantly different from amounts actually invested. The Partnership anticipates that it may be obligated to invest an additional $25 to $30 million in capital expenditures from 2022 through 2026 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

As described above, the Partnership’s liquidity is currently dependent upon cash on-hand, cash from operations and availability under the BF Credit Facility. If the Partnership is not able to generate sufficient cash from operation or there is no availability under the BF Credit Facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

During October and November 2021, the Partnership utilized cash available from operations to make principal payments on the BF Credit Facility of $7 million. The effect of these principal payments reduced the outstanding balance on the BF Credit Facility to $27 million. Because the Partnership’s outstanding balance is now at or below 50% of its current borrowing base and the Partnership is in compliance with its debt covenants under the BF Loan Agreement, the Partnership has met the conditions required by the Lender to resume payment of distributions to its limited partners.

Subsequent to the Partnership meeting the required conditions set forth by the Lender in the BF Loan Agreement, the General Partner approved the resumption of distributions to limited partners for the month of November 2021. On November 24, 2021, the Partnership will pay approximately $1 million, or $0.051781 per outstanding common unit, in distributions to its holders of common units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101

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

Date: November 12, 2021