Form 10-K
period 2021-12-31
Energy 11, L.P.
filed 2022-03-16
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2021 was $0.

As of March 16, 2022, the Partnership had 18,973,474 common units outstanding.

ENERGY 11, L.P.

FORM 10-K

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

These forward-looking statements include such things as:

•	the impact of and ongoing recovery from COVID-19;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•	that the Partnership’s development of its oil and natural gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

As of December 31, 2021, the Partnership owns an approximate 25% non-operated working interest in 266 producing wells, an estimated approximate 23% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”).

Business Objective

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and natural gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five – seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and natural gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been used to acquire the Sanish Field Assets and develop these assets.

Investment and Historical Drilling Activity

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 67 new wells in the Sanish field. Fifty-one (51) of these 67 wells have been completed and were producing at December 31, 2021. The Partnership has six wells that are in-process as of December 31, 2021 and expects ten wells to commence drilling in the first quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 67 wells is approximately $89 million, of which approximately $70 million had been incurred as of December 31, 2021.

Industry Operating Environment

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand, contributed to higher commodity prices throughout 2021, with domestic oil prices averaging approximately $77 per barrel for the fourth quarter and approximately $68 for the full year. Multiple variants of COVID-19 have caused disruption in the global economy since the initial outbreak, and future variants of COVID-19 or other global health concerns may impact the oil and gas industry.

Index

In addition to the specific macroeconomic impact of COVID-19, the oil and natural gas industry is affected by other factors that the Partnership generally cannot control, including real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

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

	Year Ended December 31,		Percent
	2021	2020	Change

Sold production (BOE):
Oil	967,069	1,014,980	-4.7%
Natural gas	193,321	176,246	9.7%
Natural gas liquids	164,851	158,050	4.3%
Total	1,325,241	1,349,276	-1.8%

Average sales price per unit:
Oil (per Bbl)	$63.49	$31.22	103.4%
Natural gas (per Mcf)	4.75	2.01	136.3%
Natural gas liquids (per Bbl)	43.62	17.14	154.5%
Combined (per BOE)	55.91	27.07	106.6%

Average unit cost per BOE:
Production costs
Production expenses	8.77	7.29	20.3%
Production taxes	4.30	2.28	88.6%
Total production costs	13.07	9.57	36.6%
Depreciation, depletion, amortization and accretion	16.96	16.79	1.0%

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and a full distribution in December 2021. For the year ended December 31, 2021, the Partnership paid distributions of $0.189863 per common unit, or $3.6 million. For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit, or $4.6 million.

Index

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2021, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2021:

	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBOE)	Standardized Measure (2)
						(in thousands)
Proved Reserves (1)
PDP Properties	247	10,588	14,356	2,065	15,045	$222,894
PDNP Properties	19	610	995	143	919	11,725
PUD Properties	46	4,903	5,549	799	6,627	73,566
Total Proved Reserves	312	16,101	20,900	3,007	22,591	$308,185

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

The Partnership’s proved reserves as of December 31, 2021 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $60.08 per barrel of oil, $3.72 per MMcf of natural gas and $26.62 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2021 were above the 2021 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2021, the Partnership had PUDs of approximately 6,627 MBOE, or approximately 29% of total proved reserves. Total PUDs at December 31, 2020 were 4,959 MBOE. The following table reflects the changes in PUDs during 2021:

BOE
Proved undeveloped reserves, December 31, 2020	4,958,679
Revisions of previous estimates (1)	2,852,020
Extensions, discoveries and other additions (2)	2,006,163
Conversion to proved developed reserves (3)	(3,189,729)
Proved undeveloped reserves, December 31, 2021	6,627,133

(1)

The annual review of the PUDs resulted in a positive revision of approximately 2,852 MBOE. This revision was the result of 2,758 MBOE of upward adjustments attributable to changes in the future drill schedule and 94 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2021 to December 31, 2020.

(2)	In 2021, extensions, discoveries and other additions of 2,006 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(3)

The Partnership completed 23 new wells during 2021; therefore, the Partnership converted these 23 wells to proved developed reserves during 2021, which resulted in a downward adjustment to PUDs of 3,190 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. For example, the Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. All of the Partnership’s PUDs at December 31, 2021 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to global supply and demand fluctuations, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2021 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2021:

	December 31, 2021
	Gross	Net
Oil wells:
Sanish Field	267	65.5

Of the total well count for 2021, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up.  At December 31, 2021, the Partnership had 266 currently producing wells and one shut-in well. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2021, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	18,763	5,812	16,515	5,116	35,278	10,928

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

Delivery Commitments

As of December 31, 2021, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Whiting, as the primary operator of Partnership’s properties, operates 98% of the Partnership’s wells and sold approximately 99% of the Partnership’s production on the Partnership’s behalf in 2021.

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

Insurance

Since the Partnership is not the operator of any of its properties, the Partnership relies on the insurance of the operators of its properties, of which the Partnership’s share of the cost is allocated back to the Partnership through the joint operating agreement. The Partnership’s operators have insurance policies that include coverage for general liability (includes sudden and accidental pollution), physical damage to its oil and natural gas properties, control of well, auto liability, marine liability, worker’s compensation and employer’s liability, among other things.

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

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, the EPA and the U.S. Army Corps proposed in December 2021 a rule that in practice would restore the old definition. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2020, the EPA finalized a rule that removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving this final rule. The resolution has the effect of reinstating the 2012 and 2016 VOC and methane standards for the transmission and storage segment, as well as the methane standards for the production and processing segments. Further, on November 2, 2021 the EPA proposed a rule to significantly reduce methane emissions from both existing and future oil and gas operations. The proposed rule has not yet been finalized.

Index

The August 2020 rule also made technical amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications. The technical amendments remain in effect.

In November 2018, the EPA revised a previously stayed rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the Clean Air Act, an outcome that could result in costs and delays to the Partnership’s operations.

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. BLM’s rule was challenged and struck down in federal court in 2020. It has been reported that, as part of an administration-wide effort to reduce methane emissions, BLM will propose new regulations to target methane waste prevention from oil and gas activities on federally leased lands, including through possible royalty adjustments. In addition, the Department of Transportation has proposed standards aimed at reducing methane leaks from pipelines.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In October 2021, the Biden administration proposed a rule that purports to reverse most of the rollbacks introduced through these regulations. The administration has suggested that it will introduce a second phase of rules intended to expand the scope of NEPA review.

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

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate greenhouse gas emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. greenhouse gases before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

Index

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In October 2021, the United States Supreme Court decided to consider a case that can potentially reshape the scope of the EPA's authority to regulate GHG emissions under the federal Clean Air Act. The case involves a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In October 2021, the Biden administration issued proposed rules effectively to reverse most of these Trump-era relaxations.

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

FERC regulates the rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines under the Natural Gas Act (“NGA”) as well as under Section 311 of the Natural Gas Policy Act of 1978.

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

FERC also authorizes the construction and operation of interstate natural gas pipelines under Section 7 of the NGA. With respect to its review of applications for the construction and operation of interstate natural gas pipeline facilities under the NGA, FERC must comply with environmental review requirements of NEPA. In 2021, FERC issued a Notice of Inquiry (NOI) requesting public comment on whether it should revise its approach under its current policy statement on certification of new natural gas transportation facilities, including among other things, options for assessing the significance of the impacts of greenhouse gas (GHG) emissions. This NOI is pending before FERC. Also in 2021, in an individual pipeline certificate proceeding, FERC announced that, upon reconsideration of its prior position, it will assess the significance of a proposed pipeline project’s GHG emissions and those emissions’ contribution to climate change in fulfilling its obligations under NEPA.

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

Index

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050.

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

Index

Item 1A.  Risk Factors

Risks Related to the Partnership’s Business, Financial Condition, Results of Operations and Cash Flows

If oil, natural gas or other hydrocarbon prices decrease and/or remain depressed for a prolonged period, such as the period experienced in 2020 upon the onset of the COVID-19 pandemic, cash flows from operations will decline and cash available for distributions will be impacted.

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

In addition, the actual amount of cash the Partnership will have available for distribution will depend on other factors, some of which are beyond the Partnership’s control, including:

●	contractual restrictions on the payment of distributions contained in the Partnership’s credit facility agreement;
●	the amount of cash reserves established by the General Partner for the proper conduct of the Partnership’s business and for capital expenditures, which may be substantial;
●	the cost of operations, infrastructure and drilling;
●	the Partnership’s debt service requirements and other liabilities;
●	fluctuations in the Partnership’s working capital needs;
●	the Partnership’s ability to borrow funds;
●	the timing and collectability of receivables; and
●	prevailing economic conditions.

As a result of these factors, the amount of cash the Partnership distributes to holders of its common units may fluctuate significantly from month to month.

The Partnership has limited control over the activities on its properties.

At December 31, 2021, Whiting operates 98% of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Whiting, or the Partnership’s other operators, to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Whiting and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

Index

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

The marketability of the Partnership’s production will depend upon numerous factors beyond the Partnership’s control, including the availability and capacity of natural gas gathering systems, pipelines and other transportation and processing facilities owned by third parties. Transportation space on the gathering systems and pipelines the Partnership expects to utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. The Partnership’s access to transportation and processing options and the marketing of the Partnership’s production can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, as well as the other risks discussed above. The availability of markets is beyond the Partnership’s control. If market factors dramatically change, the impact on the Partnership’s revenues could be substantial and could adversely affect the Partnership’s ability to produce and market oil, natural gas and natural gas liquids, the value of the Partnership’s common units and the Partnership’s ability to pay distributions on the Partnership’s common units and service the Partnership’s debt obligations.

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

The Partnership may need additional funding for the Sanish Field Assets in order to retain its full interest therein.

The Partnership anticipates that it will be obligated to significantly invest in drilling capital expenditures within the next five years to participate in drilling activity in the Sanish Field Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties. The Partnership will depend, at least in part, on cash flow from operations and/or availability under its Credit Facility to fund the anticipated capital expenditures needed to retain its full interest in the Sanish Field Assets. None of these funding sources is guaranteed, and if the Partnership is unable to obtain all of this funding, it may lose all or a portion of the assets acquired, and the Partnership’s results of operations will be negatively affected accordingly.

Index

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

Historically, capital and operating costs typically rise during periods of sustained increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond the Partnership’s control as drilling activity increases, such as increases in the cost of electricity, tubular goods, water, sand and other disposable materials used in fracture stimulation and other raw materials that the Partnership and its vendors will rely upon, and the cost of services and labor especially those required in horizontal drilling and completion. Historically, oil and natural gas prices have fluctuated resulting in fluctuating levels of drilling activity in the U.S. oil and natural gas industry. Lower prices typically lead to lower costs of some drilling and completion equipment, services, materials and supplies. As commodity prices rise or stabilize or drilling activity otherwise increases, these lower cost levels may not be sustainable over long periods. As a result, such costs may rise faster than selling prices thereby negatively impacting the Partnership’s profitability and cash flow.

The Partnership’s hedging transactions will expose it to counterparty credit risk.

Historically, the Partnership has engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership may also engage in hedging transactions in future periods. Hedging transactions will expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, its ability to negate the risk may be limited depending upon market conditions.

During periods of falling commodity prices, such as those that occurred in late 2008, 2012 and early 2020, the Partnership’s hedge receivable positions will increase, which increases the Partnership’s exposure. If the creditworthiness of the Partnership’s counterparties deteriorates and results in their nonperformance, the Partnership could incur a significant loss.

Index

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

The Partnership’s ability to use hedging transactions to protect it from future price declines will be dependent upon oil and natural gas prices at the time the Partnership enters into hedging transactions and the Partnership’s future levels of hedging, and as a result its future net cash flows may be more sensitive to commodity price changes. Additionally, it may not be possible or economic to hedge all of the hydrocarbons the Partnership produces because of the lack of a market for such hedges or other reasons. The Partnership may hedge certain hydrocarbons it produces by entering into swaps, collars or other contracts covering hydrocarbons the Partnership considers to be priced similarly to the hydrocarbons it produces, and could be subject to losses if the prices for the hydrocarbons the Partnership produces do not match the hydrocarbons for which the Partnership contracts.

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

The Partnership has acquired oil and natural gas properties that are not fully developed, and require that the Partnership engages in drilling to fully exploit the reserves attributable to the properties. The Partnership’s drilling, completed by its operators, will involve numerous risks, including the risk that the Partnership will not encounter commercially productive oil or natural gas reservoirs. The Partnership may incur significant expenditures to drill and complete wells, including cost overruns. Additionally, current geoscience technology may not allow the Partnership to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that the Partnership will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to holders of the Partnership’s common units and for servicing any debt obligations.

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

Any of these events could adversely affect the Partnership’s ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension or cessation of operations, and attorneys’ fees and other expenses incurred in the prosecution or defense of litigation and could also result in requirements to remediate, regulatory investigations, and/or the interruption of the Partnership’s business and/or the business of third parties.

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

Index

The common units are not liquid and a limited partner’s ability to resell common units will be limited by the absence of a public trading market and substantial transfer restrictions.

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

The General Partner has the right to make distributions from the proceeds of borrowings and capital contributions. Offering proceeds that are returned to investors as part of distributions to them will not be available for investments in oil and natural gas properties. In addition, during certain periods, distributions may exceed the amount of earnings and cash flows from operations during such periods. The payment of distributions will decrease the cash available to invest in the Partnership’s oil and natural gas properties and will reduce the amount of distributions the Partnership may make in the future. The Partnership cannot and does not guarantee that investors will receive any specific return on their investment.

Moreover, a portion of the Partnership’s cash flow is used to pay interest on its BancFirst Credit Facility. Interest and principal payments on the Credit Facility will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

Amounts paid to the General Partner, regardless of success of the Partnership’s activities, will reduce the cash the Partnership has available for distribution.

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

Approximately five to seven years after the termination of the Partnership’s public offering, the Partnership plans either to sell its properties and distribute the proceeds of the sale, after payment of liabilities and expenses, to its partners; merge with another entity; or list the common units on a national securities exchange. The decision to sell the Partnership’s properties or merge with another entity will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of the Partnership’s assets, the projected amount of the Partnership’s oil and gas reserves, general economic conditions and other factors that are out of the Partnership’s control. In addition, the ability to list the Partnership’s common units on a national securities exchange will depend on a number of factors, including the state of the U.S. securities markets, the Partnership’s ability to meet the listing requirements of national securities exchanges, securities laws and regulations and other factors. If the Partnership is unable to either sell its properties, merge or list the common units on a national securities exchange in accordance with its current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. While the Partnership plans to seek a liquidity event within five to seven years, the Partnership Agreement does not obligate the General Partner to cause a liquidity event within that timeline. The timing of a liquidity event will be dependent upon many factors, including prevailing market conditions, and the Partnership Agreement gives the Partnership flexibility on timing so that the Partnership is not forced to act during periods of low oil and gas prices, or other disadvantageous situations.

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

Index

The Partnership is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and natural gas liquids. While the cost of compliance with these laws is not expected to be material to the Partnership’s operations, the possibility exists that new laws, regulations, executive orders or enforcement policies could be more stringent and significantly increase the Partnership’s compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, the Partnership’s ability to pay distributions to holders of the Partnership’s common units and service the Partnership’s debt obligations could be adversely affected.

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

On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and therefore not impacted by this executive order. However, the Biden administration has proceeded to recommend an overhaul of the federal oil and gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and gas extraction to publicly owned treatment works. In December 2016, the EPA concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. The historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

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

Index

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has proposed rules to significantly regulate methane emissions from new and existing oil and gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation is likely to continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

In past legislative sessions, Congress considered comprehensive federal legislation to reduce emissions of GHGs and many states and regions meanwhile have adopted or have considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program have not moved forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb the EPA’s regulatory authority over GHGs and the United States Supreme Court is considering the issue. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations on the Partnership’s properties could require the Partnership to incur costs to reduce emissions of GHGs associated with the Partnership’s operations or could adversely affect demand for the oil, natural gas and natural gas liquids that the Partnership produces.

Index

Significant physical effects of climatic change have the potential to damage the Partnership’s facilities, disrupt the Partnership’s production activities and cause the Partnership to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, the operations that the Partnership plans to engage in may be adversely affected. Potential adverse effects could include damages to the Partnership’s facilities from powerful winds or rising waters in low lying areas, disruption of the Partnership’s production activities either because of climate-related damages to the Partnership’s facilities or the Partnership’s costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on the Partnership’s financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom the Partnership has a business relationship. The Partnership may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. Should drought conditions occur, the Partnership’s ability to obtain water in sufficient quality and quantity could be impacted and in turn, the Partnership’s ability to perform hydraulic fracturing operations could be restricted or made more costly.

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

Index

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

Tax Risks to Limited Partners

The Partnership’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to the Partnership’s limited partners.

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

If the Partnership was treated as a corporation for U.S. federal income tax purposes, the Partnership would pay federal income tax on the Partnership’s taxable income at the corporate tax rate, which, effective January 1, 2018, is currently a maximum of 21% and likely would pay state income tax at varying rates. Distributions to a limited partner would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to a limited partner. Because a tax would be imposed upon the Partnership as a corporation, cash available for distribution to a limited partner would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to the unitholders, likely causing a substantial reduction in the value of the Partnership’s common units.

Current law may change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Partnership to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states have ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such taxes on the Partnership will reduce the cash available for distribution to a limited partner.

An IRS contest of the Partnership’s U.S. federal income tax positions may adversely affect the value for the Partnership’s common units, and the cost of any IRS contest will reduce the Partnership’s cash available for distribution to the Partnership’s limited partners.

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Partnership. It may be necessary to resort to administrative or court proceedings to sustain some or all of the Partnership’s counsel’s conclusions or the positions the Partnership takes. A court may not agree with all of the Partnership’s counsel’s conclusions or positions the Partnership takes. Any contest with the IRS may materially and adversely impact the value of the Partnership’s units. In addition, costs incurred in any contest with the IRS will be borne indirectly by limited partners and the General Partner because the costs will reduce the Partnership’s cash available for distribution.

If the IRS makes audit adjustments to the Partnership’s income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to limited partners might be substantially reduced.

Index

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership. To the extent possible under the new rules, the General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Partnership is eligible, issue a revised Schedule K-1 to each limited partner with respect to an audited and adjusted return. Although the General Partner may elect to have limited partners take such audit adjustment(s) into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, the Partnership’s current limited partners may bear some or all of the tax liability resulting from such audit adjustment(s), even if such limited partners did not own units in the Partnership during the tax year under audit. If, as a result of any such audit adjustment, the Partnership is required to make payments of taxes, penalties and interest, cash available for distribution to limited partners might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

A limited partner may be required to pay taxes on income from the Partnership even if a limited partner did not receive any sufficient cash distributions from the Partnership.

Because holders of the Partnership’s common units will be treated as partners to whom the Partnership will allocate taxable income which could be different in amount than the cash the Partnership distributes, a limited partner will be required to pay any federal income taxes and, in some cases, state and local income taxes on its share of the Partnership’s taxable income even if a limited partner receives no cash distributions from the Partnership. A limited partner may not receive cash distributions from the Partnership equal to its share of the Partnership’s taxable income or even equal to the tax liability that results from that income.

A limited partner may not qualify for percentage depletion deductions, and even if a limited partner does so qualify, a limited partner will be required to determine, and maintain records supporting, the deduction.

Percentage depletion is generally available with respect to limited partners who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether, or provide any assurance that, a limited partner will qualify as an independent producer. Further, if a limited partner does qualify as an independent producer, the limited partner is required to determine the amount of the allowed percentage depletion deduction and maintain records supporting such determination.

The Partnership cannot assure its limited partners that it will meet the requirements for its limited partners to deduct intangible drilling and development costs.

Federal tax law places substantial limits on taxpayers’ ability to deduct intangible drilling and development costs (“IDCs”). Generally speaking, an “operator” is permitted to elect to currently deduct, or capitalize and deduct ratably over a 60-month period, costs that are properly characterized as IDCs that the operator incurs in connection with the drilling and development of oil and natural gas wells. For purposes of deducting IDCs, an “operator” is generally defined as one that owns a working or an operating interest in an oil or gas well. If the Partnership determines that it is an “operator” with respect to its oil and gas wells, the Partnership’s determination is not binding on the IRS. The IRS may assert that the Partnership is not an “operator” with respect to one or more of its oil or gas wells at the time that IDCs are incurred. If the IRS were successful in such a challenge, the Partnership and, therefore, its limited partners, would not be entitled to deduct the IDCs incurred in connection with such wells.

If the Partnership is eligible to deduct IDCs, the Partnership cannot assure its limited partners that IDCs will be deductible in any given year.

If the Partnership is deemed to be an operator with respect to one or more of its oil or gas wells, its classification of a cost as an IDC is not binding on the IRS. The IRS may reclassify an item classified by the Partnership as an IDC as a cost that must be capitalized or that is not deductible.

The IRS could challenge the timing of the Partnership’s deductions of IDCs, which could result in an increase to limited partners’ tax liabilities.

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

Index

The deduction for IDCs may not be available to a limited partner if a limited partner does not have passive income.

If a limited partner has invested in the Partnership, the limited partner’s share of the Partnership’s deduction for IDCs in the year the limited partner invested in the Partnership and in future years will be a passive loss that can be used to offset only passive income. Such deductions cannot be used to offset “active” income, such as salary and bonuses, or portfolio income, such as dividends and interest income. Any unused passive loss from IDCs may be carried forward indefinitely by a limited partner to offset passive income in subsequent taxable years. Certain taxpayers are not subject to the passive loss rules.

On the disposition of property by the Partnership or of common units by a limited partner, certain deductions for IDCs, depletion, and depreciation must be recaptured as ordinary income.

A limited partner may be required to recapture as ordinary income certain deductions for IDCs, depletion, and depreciation on disposition of property by the Partnership or on disposition of the Partnership’s common units.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

The U.S. legislature regularly considers budget proposals that may impact many tax incentives and deductions that are currently used by U.S. oil and gas companies. Among others, budget provisions may include: repeal of the deduction of IDC; repeal of the percentage depletion deduction for oil and natural gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; and an increase in the amortization period for geological and geophysical costs of independent producers.

The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could increase the amount of the Partnership’s taxable income allocable to a limited partner. The Partnership is unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any modifications to the federal income tax laws or interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in the Partnership’s common units.

Limited partners may be subject to a limit on the ability to deduct interest expense incurred by the Partnership.

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

A limited partner may be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in the Partnership’s common units

In addition to federal income taxes, a limited partner will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Partnership does business or owns property, even if a limited partner does not live in any of those jurisdictions. A limited partner will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, a limited partner may be subject to penalties for failure to comply with those requirements.

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2021, there were approximately 19.0 million common units outstanding, which were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2021 of $22.19 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2021. The developed per common unit value range is $20.18 – $24.57. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/21
(unaudited)

Estimated fair value of oil and gas properties	$438,774
Estimated fair value of cash and cash equivalents	913
Estimated fair value of other assets and liabilities, net	4,424
Estimated fair value of outstanding debt	(23,000)
Estimated fair value of equity	$421,111

Common units outstanding	18,973

Estimated value per common unit	$22.19

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2021. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2021. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2021. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2021 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2022, which ranges from $72.91 per barrel to $59.89 per barrel as of January 1, 2022 to December 31, 2026, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2022, which ranges from $3.68 per Mcf to $3.05 per Mcf as of January 1, 2022 to December 31, 2026, and an increase of 3% thereafter with price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of -$6.41 per barrel of oil
-	Weighted average natural gas differential of +$0.15 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using 40.0% of NYMEX oil price
-	Weighted average natural gas shrink of 23.0%
-	NGL yield of 110.56 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing
-	Weighted average G&P expense on the production and sale of oil of $0.36 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $2.63 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $12.02 per barrel of oil equivalent
•	Total gross fixed lease operating expenses per well estimated at $4,000 per month
•	Total net variable lease operating and workover expenses per well estimated at $3.10 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated at $6.5 million per well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value

Index

-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $2.01 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $2.38 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.54 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.62 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $1.37 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $1.38 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2021 and 2020, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and a full distribution in December 2021. For the year ended December 31, 2021, the Partnership paid distributions of $0.189863 per common unit, or $3.6 million. For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit, or $4.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2021, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

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

The Partnership was formed to acquire and develop oil and natural gas properties located onshore in the United States. On December 18, 2015, the Partnership completed its first purchase in the Sanish field, acquiring an approximate 11% non-operated working interest in the Sanish Field Assets for approximately $159.6 million. On January 11, 2017, the Partnership closed on its second purchase in the Sanish field, acquiring an additional approximate 11% non-operated working interest in the Sanish Field Assets for approximately $128.5 million. On March 31, 2017, the Partnership closed on its third purchase in the Sanish field, acquiring an additional approximate average 10.5% non-operated working interest in 82 of the Partnership’s then 216 existing producing wells and 150 of the Partnership’s then 253 future development locations in the Sanish Field Assets for approximately $52.4 million.

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 67 new wells in the Sanish field. Fifty-one (51) of these 67 wells have been completed and were producing at December 31, 2021. The Partnership has six wells that are in-process as of December 31, 2021 and expects ten wells to commence drilling in the first quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 67 wells is approximately $89 million, of which approximately $70 million had been incurred as of December 31, 2021. See additional detail in “Oil and Natural Gas Properties” below.

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2021, the Partnership owns an approximate 25% non-operated working interest in 266 producing wells, an estimated approximate 23% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low.

COVID-19’s impact to the global economy significantly decreased demand for oil, natural gas and NGL for the majority of 2020, but demand began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions eased. Production restraint by domestic and foreign operators in 2021, along with the increased demand, contributed to higher commodity prices, with oil prices averaging approximately $77 per barrel for the fourth quarter of 2021. As noted in the table below, the average oil and natural gas prices of $68 per barrel of oil and $3.89 per Mcf of natural gas in 2021 were 74% and 92% higher than 2020 market pricing, respectively.

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Percent
	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$68.11	$39.26	73.5%
Natural gas (per Mcf)	$3.89	$2.03	91.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2021 and 2020. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $60.08 per barrel of oil, $3.72 per MMcf of natural gas and $26.62 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2020 were $32.08 per barrel of oil, $(0.55) per MMcf of natural gas and $5.54 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2021 and 2020.

Results of Operations for Years 2021 and 2020

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Year Ended December 31,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$74,098,163	100.0%	$36,522,076	100.0%	102.9%
Production expenses	11,619,322	15.7%	9,839,539	26.9%	18.1%
Production taxes	5,700,579	7.7%	3,075,056	8.4%	85.4%
Depreciation, depletion, amortization and accretion	22,473,437	30.3%	22,654,849	62.0%	-0.8%
General and administrative expenses	1,516,357	2.0%	1,577,317	4.3%	-3.9%

Sold production (BOE):
Oil	967,069		1,014,980		-4.7%
Natural gas	193,321		176,246		9.7%
Natural gas liquids	164,851		158,050		4.3%
Total	1,325,241		1,349,276		-1.8%

Average sales price per unit:
Oil (per Bbl)	$63.49		$31.22		103.4%
Natural gas (per Mcf)	4.75		2.01		136.3%
Natural gas liquids (per Bbl)	43.62		17.14		154.5%
Combined (per BOE)	55.91		27.07		106.6%

Average unit cost per BOE:
Production expenses	8.77		7.29		20.3%
Production taxes	4.30		2.28		88.6%
Depreciation, depletion, amortization and accretion	16.96		16.79		1.0%

Capital expenditures	$24,078,339		$18,985,025

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2021 and 2020, revenues for oil, natural gas and NGL sales were $74.1 million and $36.5 million, respectively. Revenues for the sale of oil were $61.4 million and $31.7 million, which resulted in realized prices of $63.49 and $31.22 per barrel, respectively. Revenues for the sale of natural gas were $5.5 million and $2.1 million, which resulted in realized prices of $4.75 and $2.01 per Mcf, respectively. Revenues for the sale of NGL were $7.2 million and $2.7 million, which resulted in realized prices of $43.62 and $17.14 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2021 were approximately $72.73 per barrel of oil, $5.62 per Mcf of natural gas and $54.23 per BOE of NGL, compared to fourth quarter of 2020 realized prices of approximately $36.41 per barrel of oil, $2.34 per Mcf of natural gas and $22.27 per BOE of NGL.

The Partnership’s results for the year ended December 31, 2021 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the year ended December 31, 2020. In addition, the Partnership realized sales prices for natural gas and NGLs exceeded average market prices throughout 2021, and specifically in February 2021 as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states. The Partnership’s realized sales prices for oil and natural gas have also benefited from improved differentials (see below) during 2021 as the market imbalances and certain supply chain constraints that developed during the spring and summer of 2020 due to COVID-19 have eased.

The Partnership completed 22 new wells from the fourth quarter of 2019 through the third quarter of 2020. In addition, the Partnership’s operators turned an additional 23 new wells to sales from the second quarter to the fourth quarter of 2021. The timing of when these wells were completed has positively contributed to sold oil production during the years ended December 31, 2021 and 2020, as new wells often have high levels of production immediately following completion, then decline to more consistent levels. Further, the Partnership’s operators have improved the treatment and processing of extracted natural gas from the Sanish Field Assets, ultimately reducing the natural gas shrink and yielding higher gas and NGL volumes during 2021, in comparison to 2020. Sold production for the Sanish Field Assets was approximately 4,300 BOE per day for the fourth quarter of 2021 and approximately 3,600 BOE per day for the year ended December 31, 2021. Sold production for the Sanish Field Assets was approximately 3,800 BOE per day for the fourth quarter of 2020 and approximately 3,700 BOE per day for the year ended December 31, 2020. The completion of the 16 wells in which the Partnership has recently elected to participate, of which six are already in progress, is anticipated to further contribute to an increase in daily production of the Sanish Field Assets into the first half of 2022.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were nearly 30% less per barrel during 2021 than 2020.

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

For the years ended December 31, 2021 and 2020, production expenses were $11.6 million and $9.8 million, respectively, and production expenses per BOE of sold production were $8.77 and $7.29, respectively. Production expenses per BOE increased in the year ended December 31, 2021, in comparison to 2020, as a result of (i) an increase in workover expenses as certain of the Partnership’s existing producing wells that had been temporarily suspended for the development of new wells required additional rework prior to being returned to full production; (ii) the Partnership realizing a reduction in lease operating expenses during 2020 as operators implemented cost-saving measures to save on routine costs while market conditions were depressed during 2020; and (iii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production expenses for the fourth quarters of 2021 and 2020 were $3.3 million and $2.8 million, respectively, and production expenses per BOE of sold production were $8.48 and $8.07, respectively.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the years ended December 31, 2021 and 2020 were $5.7 million (8% of revenue) and $3.1 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2021 and 2020 were $2.0 million (8% of revenue) and $0.9 million (8% of revenue), respectively. Oil production has comprised approximately 73% of the Partnership’s sold production volumes in both the three months and years ended December 31, 2021 and 2020.

General and administrative expenses

General and administrative costs for the years ended December 31, 2021 and 2020 were $1.5 million and $1.6 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The Partnership incurred higher legal fees to protect its rights under joint operating agreements with its operators during the year ended December 31, 2020.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2021 and 2020 was $22.5 million and $22.7 million, and DD&A per BOE of sold production was $16.96 and $16.79, respectively. DD&A for the fourth quarters of 2021 and 2020 was $6.1 million in both periods, and DD&A per BOE of sold production was $15.40 and $17.26, respectively. The decrease in DD&A expense per BOE of production in the fourth quarter of 2021 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves as of December 31, 2021 resulting from changes in the future drill schedule.

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

The Partnership did not designate its 2020 or 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains or losses recorded during the periods presented.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Settlements on matured derivatives, net	$(1,182,420)	$146,710
Loss on mark-to-market of derivatives, net	(1,761,563)	(418,910)
Loss on derivatives, net	$(2,943,983)	$(272,200)

The Partnership’s oil production contracts that expired during 2021 represented 297,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $3.98 per barrel of oil. The Partnership’s natural gas production contracts that expired during 2021 represented 360,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices. The Partnership’s oil and natural gas production contracts that expired during the fourth quarter of 2021, which represented 93,000 barrels of oil and 120,000 MMBtu of produced natural gas, respectively, were also settled at no cost or benefit to the Partnership.

The Partnership’s oil production contracts that expired during 2020 represented 372,000 barrels of oil. The Partnership’s realized net gain of approximately $107,000 equated to an approximate net gain of $0.29 per barrel of oil. The Partnership’s natural gas production contracts that expired during 2020 represented 330,000 Mcf of produced natural gas, and settlement gains were approximately $40,000, or $0.12 per Mcf.

The mark-to-market (non-cash, unrealized) net losses recorded for the years ended December 31, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
01/2022 - 12/2022	NYMEX	Oil (bbls)	332,000	50.00 / 76.17
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

02/2022 - 12/2022	Henry Hub	Gas (MMbtu)	350,000	2.00 / 5.93
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

Interest expense, net

Interest expense, net, for the years ended December 31, 2021 and 2020 was $1.8 million and $1.9 million, respectively. The primary component of Interest expense, net, during the year ended December 31, 2021 was interest expense on the BF Credit Facility, the Affiliate Loan and the Simmons Credit Facility (including the write-off of unamortized capitalized loan costs associated with the Simmons Credit Facility), discussed below in “Financing.” The primary component of Interest expense, net, during the year ended December 31, 2020 was interest expense on the Simmons Credit Facility. The Partnership made approximately $17 million in principal payments on the BF Credit Facility during the second half of 2021, which contributed to a decrease in the Partnership’s interest expense in 2021.

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

The following table reconciles the Partnership’s GAAP net income (loss) to Adjusted EBITDAX for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$28,049,650	$(2,805,323)
Interest expense, net	1,794,835	1,908,438
Depreciation, depletion, amortization and accretion	22,473,437	22,654,849
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	1,761,563	418,910
Adjusted EBITDAX	$54,079,485	$22,176,874

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any.

As of December 31, 2020, the Partnership had borrowed $40 million under its Simmons credit facility, which represented all availability. In July 2020, the Partnership entered into an agreement with Simmons Bank that, among other items, accelerated the maturity date of the Credit Facility from September 30, 2022 to July 31, 2021 and permitted a term loan with an affiliate. Subsequently, the Partnership entered into a loan agreement for a one-year, $15 million term loan with an affiliate, and proceeds from this affiliate loan (described in “Financing” below) plus cash on hand were used to pay the Partnership’s outstanding capital expenditures due to Whiting. As of December 31, 2020, the Partnership’s outstanding debt obligations, which totaled $46 million, were classified as short-term liabilities on its consolidated balance sheet as the full balance was due within one year. The Partnership’s ability to continue as a going concern as of December 31, 2020 was primarily dependent on certain factors including, but not limited to, (i) the Partnership successfully refinancing its existing debt and/or securing additional capital; (ii) an increase in demand for oil and natural gas; and (iii) an increase in oil and natural gas market prices.

Despite the Partnership’s liquidity challenges in 2020, macroeconomic market conditions within the oil and natural gas industry dramatically improved in 2021 as described in “Current Price Environment” above, and the Partnership’s operations benefited as a result. The Partnership generated approximately $43.5 million in cash flow from operating activities for the year ended December 31, 2021. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility (see “Financing” below) and used the initial closing proceeds from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility. Using excess cash flow from operations realized from May 2021 through the date of the filing of this Form 10-K, the Partnership has made principal payments on the BancFirst credit facility of approximately $22.5 million; as of the date of the filing of this Form 10-K, the Partnership had approximately $33 million in available credit under the BancFirst credit facility.

Index

The Partnership anticipates its cash on-hand, cash flow from operations and availability under its refinanced credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. In addition, the Partnership met all conditions under the BancFirst Credit Facility to resume distributions in November 2021. The Partnership’s ability to make future distributions to its limited partners is contingent on remaining compliant with all applicable covenants under its BancFirst credit facility as well as ensuring the outstanding balance of the credit facility is at or below 50% of the Partnership’s current borrowing base. The Partnership can offer no assurance to the payment of distributions in future months; however, the General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BancFirst credit facility and capital expenditures for new wells.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. If commodity prices significantly drop, such as the decline in the second quarter of 2020, and remain low, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to participate in future drilling programs as proposed by the operators of the Sanish Field Assets and/or to fund any future distributions to its limited partners. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of December 31, 2021, the borrowing base was $53 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make any adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its March 1, 2022 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Index

Also under the BF Loan Agreement, the Partnership is required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. The Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base. See Note 6. Risk Management in Part II, Item 8 – Financial Statements and Supplementary Data included elsewhere within this Form 10-K for more information on the Partnership’s risk management program as required under the BF Loan Agreement.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility is equal to or less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As of December 31, 2021, the Partnership was not subject to this restriction, as its outstanding balance was less than 50% of the current borrowing base and was in compliance with its debt service coverage ratio.

At December 31, 2021, the outstanding balance on the BF Credit Facility was approximately $23 million, and the interest rate was 4.00%. The Partnership was in compliance with its applicable covenants at December 31, 2021.

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

Index

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and a full distribution in December 2021. For the year ended December 31, 2021, the Partnership paid distributions of $0.189863 per common unit, or $3.6 million. For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit, or $4.6 million.

The General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. As discussed above, if distributions are not paid or are reduced, the difference to the current distribution rate of $1.40 per common unit will be deferred and is required to be paid before final Payout occurs.

Oil and Natural Gas Properties

The Partnership incurred approximately $23.1 million and $19.0 million in capital expenditures for the years ended December 31, 2021 and 2020, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 61 new wells in the Sanish field. Forty-five (45) of these 61 wells have been completed and were producing at December 31, 2021; the Partnership has an approximate non-operated working interest of 20% in these 45 wells. The Partnership has an estimated approximate non-operated working interest of 23% in 6 wells that are in-process as of December 31, 2021. The Partnership has an estimated approximate non-operated working interest of 23% in ten wells that had not commenced drilling as of December 31, 2021. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 61 wells is approximately $81 million, of which approximately $62 million was incurred as of December 31, 2021.

The Partnership anticipates its operators to complete the remaining 16 wells during the next three to nine months; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the approximate $15 to $20 million in capital expenditures to fully pay for its recently-completed wells and to complete the other 16 wells in various stages of the drilling and completion process will be incurred through the third quarter of 2022 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for 2022, and estimated capital expenditures could be significantly different from amounts actually invested. The Partnership anticipates that it may be obligated to invest an additional $35 to $40 million in capital expenditures from 2022 through 2026 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

Subsequent Events

In January 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In March 2022, the Partnership and its Lender of the BF Credit Facility entered into an amendment to the BF Loan Agreement that changed the Partnership’s future hedging requirements. As amended, the BF Loan Agreement no longer requires the Partnership to enter into future hedging transactions as long as the Partnership maintains a utilization rate of less than or equal to 35% of the current borrowing base on the BF Credit Facility.

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

The Partnership also has a variable interest rate on its BancFirst credit facility that is subject to market changes in interest rates. Information regarding the Partnership’s current, and prior, credit facilities is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: Note 4. Debt, appearing elsewhere within this Annual Report on Form 10-K.

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy 11, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Energy 11, L.P. (the “Partnership”) as of December 31, 2021, the related consolidated statements of operations, Partners’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Index

Depreciation, Depletion, and Amortization of oil and natural gas properties

Description of the Matter

As of December 31, 2021, the net book value of the Partnership's oil and gas properties was $325.0 million, and depreciation, depletion and amortization (DD&A) expense was $22.5 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method and evaluated for impairment based on proved oil and natural gas reserves, as estimated by independent reserve engineers with the assistance of the management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of inputs, including oil and natural gas price assumptions, and future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate price and cost assumptions.

Auditing the Partnership’s DD&A calculation is especially complex because of the use of the work of the independent reserve engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit

Our audit procedures over the Partnership’s calculation of DD&A included, among others, evaluating the professional qualifications and objectivity of the independent reserve engineers and the Partnership’s management who performed the detailed preparation and review of the reserve estimates, respectively. We evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation, when available, and by identifying and evaluating corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the DD&A calculations and compared the proved oil and natural gas reserves amounts used to the Partnership’s reserve report to the related inputs to the DD&A calculation.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2021.

Richmond, Virginia

March 16, 2022

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner and Unitholders

Energy 11, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Energy 11, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, the related consolidated statements of operations, partners’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the prior year financial statements, which is not presented herein, the Partnership had substantial debt due within one year of the report date which raised substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in that Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Partnership’s auditor from 2015 to 2021.

Oklahoma City, Oklahoma

March 12, 2021

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$912,828	$1,608,301
Restricted cash and cash equivalents	-	855,518
Accounts receivable	15,118,535	5,890,971
Other current assets, net	317,497	257,524
Total Current Assets	16,348,860	8,612,314

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $98,150,833 and $75,765,289, respectively	325,032,321	323,200,183
Other assets	165,578	-
Total Assets	$341,546,759	$331,812,497

Liabilities
Revolving credit facility	$-	$40,000,000
Affiliate term loan	-	6,000,000
Accounts payable and accrued expenses	9,847,984	3,299,810
Derivative liability	1,264,935	602,760
Total Current Liabilities	11,112,919	49,902,570

Revolving credit facility	23,000,000	-
Asset retirement obligations	1,791,341	1,564,105
Derivative liability - noncurrent	1,099,388	-
Total Liabilities	37,003,648	51,466,675

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	304,544,838	280,347,549
General partner's interest	(1,727)	(1,727)
Class B units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	304,543,111	280,345,822

Total Liabilities and Partners’ Equity	$341,546,759	$331,812,497

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenues
Oil	$61,396,251	$31,686,698
Natural gas	5,511,526	2,126,001
Natural gas liquids	7,190,386	2,709,377
Total revenue	74,098,163	36,522,076

Operating costs and expenses
Production expenses	11,619,322	9,839,539
Production taxes	5,700,579	3,075,056
General and administrative expenses	1,516,357	1,577,317
Depreciation, depletion, amortization and accretion	22,473,437	22,654,849
Total operating costs and expenses	41,309,695	37,146,761

Operating income (loss)	32,788,468	(624,685)

Loss on derivatives, net	(2,943,983)	(272,200)
Interest expense, net	(1,794,835)	(1,908,438)
Total other expense, net	(4,738,818)	(2,180,638)

Net income (loss)	$28,049,650	$(2,805,323)

Basic and diluted net income (loss) per common unit	$1.48	$(0.15)

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balance December 31, 2019	18,973,474	$287,737,698	62,500	$-	$(1,727)	$287,735,971

Distributions declared and paid to common units ($0.241644 per unit)	-	(4,584,826)	-	-	-	(4,584,826)
2020 Net loss	-	(2,805,323)	-	-	-	(2,805,323)
Balance December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822

Distributions declared and paid to common units ($0.189863 per unit)	-	(3,602,361)	-	-	-	(3,602,361)
Estimated state tax withholding for limited partners	-	(250,000)	-	-	-	(250,000)
2021 Net income	-	28,049,650	-	-	-	28,049,650
Balance December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Cash flow from operating activities:
Net income (loss)	$28,049,650	$(2,805,323)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	22,473,437	22,654,849
Loss on mark-to-market of derivatives	1,761,563	418,910
Non-cash expenses	202,897	113,140

Changes in operating assets and liabilities:
Accounts receivable	(9,227,564)	(33,045)
Other assets	(26,331)	23,609
Accounts payable and accrued expenses	240,592	321,085

Net cash flow provided by operating activities	43,474,244	20,693,225

Cash flow from investing activities:
Additions to oil and natural gas properties	(18,020,757)	(35,876,529)

Net cash flow used in investing activities	(18,020,757)	(35,876,529)

Cash flow from financing activities:
Cash paid for loan costs	(402,117)	(116,601)
Proceeds from BancFirst revolving credit facility	40,063,389	-
Payments on BancFirst revolving credit facility	(17,063,389)	-
Proceeds from (payments on) Simmons revolving credit facility	(40,000,000)	16,000,000
Proceeds from affiliate term loan	-	15,000,000
Payments on affiliate term loan	(6,000,000)	(9,000,000)
Distributions paid to limited partners	(3,602,361)	(4,584,826)

Net cash flow provided by (used in) financing activities	(27,004,478)	17,298,573

Increase (decrease) in cash, cash equivalents and restricted cash	(1,550,991)	2,115,269
Cash, cash equivalents and restricted cash, beginning of period	2,463,819	348,550

Cash, cash equivalents and restricted cash, end of period	$912,828	$2,463,819

Interest paid	$1,553,451	$1,837,470

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$7,589,409	$1,531,828

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

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

As of December 31, 2021, the Partnership owns an approximate 25% non-operated working interest in 266 producing wells, an estimated approximate 23% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

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

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2020 of $0.9 million represented required collateral with the Partnership’s lender as of that balance sheet date.

The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Property and Depreciation, Depletion and Amortization

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The capitalized costs of oil and natural gas properties are depleted using the unit-of-production method on a field basis based on estimated proved developed and/or undeveloped oil, natural gas and NGL reserves.

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

Index

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

Accounts Receivable and Concentration of Credit Risk

Substantially all the Partnership’s accounts receivable is due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2021, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2021, the Partnership’s oil, natural gas and NGL sales were through four operators. Whiting is the operator of 98% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2021 and 2020, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2019	$1,452,734
Well additions	35,647
Accretion	75,724
Revisions in estimated cash flows	-
Balance as of December 31, 2020	1,564,105
Well additions	139,343
Accretion	87,893
Revisions in estimated cash flows	-
Balance as of December 31, 2021	$1,791,341

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2021 and 2020, there were no such costs accrued.

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

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

Index

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 67 new wells in the Sanish field. Fifty-one (51) of these 67 wells have been completed and were producing at December 31, 2021. The Partnership has 6 wells that are in-process as of December 31, 2021 and expects ten wells to commence drilling in the first quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 67 wells is approximately $89 million, of which approximately $70 million had been incurred as of December 31, 2021.

The Partnership estimates the approximate $15 to $20 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 16 wells in various stages of drilling and completion will be incurred through the third quarter of 2022 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures and estimated capital expenditures could be significantly different from amounts actually invested.

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and natural gas properties may not be recoverable. The Partnership did not identify any specific events or circumstances to be potential indicators of impairment during 2021. For the annual performance of its test of recoverability for the Sanish Field Assets, the Partnership’s calculation of estimated future net cash flows was based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of January 1, 2022, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Sanish Field Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of December 31, 2021.

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

Index

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of December 31, 2021, the borrowing base was $53 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make any adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its March 1, 2022 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

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

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility is equal to or less than 50% of the lesser of the (i) Maximum Credit Amount or (ii) current borrowing base, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As of December 31, 2021, the Partnership was not subject to this restriction, as (i) the outstanding balance was less than 50% of the current borrowing base and (ii) the Partnership was in compliance with its debt service coverage ratio.

At December 31, 2021, the outstanding balance on the BF Credit Facility was $23 million, and the interest rate was 4.00%. The Partnership was in compliance with its applicable covenants at December 31, 2021. As of December 31, 2021 and 2020, the outstanding balances on the BF Credit Facility and the Simmons Credit Facility were approximately $23 million and $40 million, respectively, which approximated the fair market value of each credit facility. The Partnership estimated the fair value of its credit facilities by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020.

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,264,935)	$-
Commodity derivatives - noncurrent liabilities	-	(1,099,388)	-
Total	$-	$(2,364,323)	$-

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(602,760)	$-
Total	$-	$(602,760)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated by the Partnership using various methodologies and significant observable inputs, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performed an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considered that the counterparty is of substantial credit quality and had the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional detail in Note 6. Risk Management.

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

In accordance with the amended Simmons Loan Agreement discussed in Note 4. Debt, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see Note 4. Debt) by entering into costless collar derivative contracts for the period from July 2021 to September 2023. The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars into which it entered to remain compliant with each loan agreement, and the contracts are settled monthly.

As of December 31, 2021 and 2020, the Partnership’s derivative instruments were in a loss position. The Partnership has recognized a total liability of approximately $2.4 million, of which $1.3 million has been recorded as current in Derivative liability and $1.1 million has been recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheet as of December 31, 2021. The Partnership’s derivative instruments were in a loss position as of December 31, 2020; a current liability of approximately $0.6 million was recognized as Derivative Liability on the Partnership’s consolidated balance sheet as of December 31, 2020. These current and noncurrent derivative liabilities as of December 31, 2021 and 2020 approximate fair value.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Settlements on matured derivatives, net	$(1,182,420)	$146,710
Loss on mark-to-market of derivatives, net	(1,761,563)	(418,910)
Loss on derivatives, net	$(2,943,983)	$(272,200)

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

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
01/2022 - 12/2022	NYMEX	Oil (bbls)	332,000	50.00 / 76.17
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

02/2022 - 12/2022	Henry Hub	Gas (MMbtu)	350,000	2.00 / 5.93
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

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

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions or record any liability with respect to the Incentive Distribution Rights (owned by the General Partner), the Class B units or the contingent, incentive payments to the Dealer Manager until an event that triggers Payout occurs.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and a full distribution in December 2021. For the year ended December 31, 2021, the Partnership paid distributions of $0.189863 per common unit, or $3.6 million. For the year ended December 31, 2020, the Partnership paid distributions of $0.241644 per common unit, or $4.6 million.

Note 8.  Related Parties

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer, David S. McKenney, Chief Financial Officer, Anthony F. Keating, III, Co-Chief Operating Officer and Michael J. Mallick, Co-Chief Operating Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and natural gas properties on-shore in the United States. Entities owned by Messrs. Keating and Mallick own non-voting, Class B units in the general partner of ER12.

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

For the years ended December 31, 2021 and 2020, approximately $135,000 and $381,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2021 and 2020, approximately $44,000 and $52,000, respectively, was due to/from members of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

On January 31, 2018, the Partnership entered into a cost sharing agreement with ER12 that gave ER12 access to the Partnership’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. The compensation due to the President of the Partnership’s general partner was also a shared cost between the Partnership and ER12 for the year ended December 31, 2020. For the year ended December 31, 2020, approximately $268,000 of expenses subject to the cost sharing agreement were incurred by ER12 and have been reimbursed to the Partnership. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. The ASA became effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or ER12 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Index

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the year ended December 31, 2021, approximately $586,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 9.  Subsequent Events

In January 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In March 2022, the Partnership and its Lender of the BF Credit Facility entered into an amendment to the BF Loan Agreement that changed the Partnership’s future hedging requirements. As amended, the BF Loan Agreement no longer requires the Partnership to enter into future hedging transactions as long as the Partnership maintains a utilization rate of less than or equal to 35% of the current borrowing base on the BF Credit Facility.

Note 10.  Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2021 and 2020 is as follows:

	2021	2020
Producing properties	$246,974,543	$229,234,243
Non-producing	176,208,611	169,731,229
	423,183,154	398,965,472
Accumulated depreciation, depletion and amortization	(98,150,833)	(75,765,289)
Net capitalized costs	$325,032,321	$323,200,183

Costs Incurred

For the years ended December 31, 2021 and 2020, the Partnership incurred the following costs in oil and natural gas producing activities:

	2021	2020
Development costs	$24,217,681	$19,020,672

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2021, 2020 and 2019.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2021, 2020 and 2019, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2019	18,821,123	23,775,907	3,314,066	26,097,840
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (1)	(3,391,968)	(5,920,203)	(527,522)	(4,906,190)
Production	(1,014,980)	(1,057,474)	(158,050)	(1,349,276)
December 31, 2020	14,414,175	16,798,230	2,628,494	19,842,374
Acquisition	-	-	-	-
Extensions, discoveries and other additions (2)	1,484,190	1,680,394	241,907	2,006,163
Revisions of previous estimates (3)	1,169,401	3,581,458	301,081	2,067,393
Production	(967,069)	(1,159,929)	(164,851)	(1,325,243)
December 31, 2021	16,100,697	20,900,153	3,006,631	22,590,687

(1)

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

(2)	In 2021, extensions, discoveries and other additions of 2,006 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(3)

Revisions to previous estimates increased proved reserves by a net amount of 2,067 MBOE. These revisions result from 2,758 MBOE of upward adjustments attributable to changes in the future drill schedule, offset by 691 MBOE of downward adjustments attributable to well performance when comparing the Partnership’s reserve estimates at December 31, 2021 to December 31, 2020.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $60.08 per barrel of oil, $3.72 per MMcf of natural gas and $26.62 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2020 were $32.08 per barrel of oil, $(0.55) per MMcf of natural gas and $5.54 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2021, 2020 and 2019 are summarized in the table below. The net quantities classified as proved developed reserves at December 31, 2019 include four proved developed non-producing (“PDNP”) wells converted to producing, as these wells were substantially complete at December 31, 2019 and the costs to bring to production were relatively minor.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2019	9,771,596	14,232,526	1,974,006	14,117,690
December 31, 2020	10,688,857	12,992,674	2,029,392	14,883,695
December 31, 2021	11,197,370	15,350,678	2,207,738	15,963,554

Proved undeveloped reserves:
December 31, 2019	9,049,527	9,543,381	1,340,060	11,980,151
December 31, 2020	3,725,318	3,805,556	599,102	4,958,679
December 31, 2021	4,903,327	5,549,475	798,893	6,627,133

Index

The following details the changes in proved undeveloped reserves (PUD) for 2020 and 2021:

BOE
Proved undeveloped reserves, December 31, 2019	11,980,151
Revisions of previous estimates (1)	(5,501,947)
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (2)	(1,519,525)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2020	4,958,679
Revisions of previous estimates (3)	2,852,020
Extensions, discoveries and other additions (4)	2,006,163
Conversion to proved developed reserves (5)	(3,189,729)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2021	6,627,133

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

(3)

The annual review of the PUDs resulted in a positive revision of approximately 2,852 MBOE. This revision was the result of 2,758 MBOE of upward adjustments attributable to changes in the future drill schedule and 94 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2021 to December 31, 2020.

(4)	In 2021, extensions, discoveries and other additions of 2,006 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(5)

The Partnership completed 23 new wells during 2021; therefore, the Partnership converted these 23 wells to proved developed reserves during 2021, which resulted in a downward adjustment to PUDs of 3,190 MBOE.

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

	2021	2020
Future cash inflows	$1,125,263,104	$467,805,216
Future production costs	(365,741,504)	(197,152,040)
Future development costs	(63,988,780)	(58,641,300)
Future net cash flows	695,532,820	212,011,876
10% annual discount	(387,348,180)	(139,125,116)
Standardized measure of discounted future net cash flows	$308,184,640	$72,886,760

Changes in the standardized measure of discounted future net cash flows are as follows:

	2021	2020
Standardized measure at beginning of period	$72,886,760	$206,822,480
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	25,896,564	-
Sales of oil, natural gas and NGLs, net of production costs	(56,778,262)	(23,607,481)
Net changes in prices and production costs	167,970,653	(129,957,704)
Development costs incurred during the period	24,217,681	19,020,672
Revisions to previous estimates	96,257,622	(63,132,466)
Accretion of discount	7,298,783	20,710,927
Change in estimated future development costs	(29,565,161)	43,030,332
Standardized measure of discounted future net cash flows	$308,184,640	$72,886,760

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accounting Firm

On April 7, 2021, the Board of Directors of the General Partner chose not to renew the engagement of Grant Thornton LLP, of Oklahoma City, OK, as the independent accounting firm of the Partnership. The decision to dismiss Grant Thornton LLP was approved by the Board of Directors of the General Partner, which has no audit committee.

In connection with the audits for the two fiscal years ended December 31, 2020, and the subsequent interim period through April 7, 2021, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Partnership and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to Grant Thornton LLP’s satisfaction, would have caused Grant Thornton LLP to make reference thereto in their report on the financial statements for such years. In addition, there were no reportable events within the meaning of Item 304(a)(1(v) of Regulation S-K and the related instructions.

Grant Thornton LLP’s audit report on the Partnership’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: the audit report for the year ended December 31, 2020 contained a going concern qualification. Grant Thornton LLP’s report is included in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

New Independent Accounting Firm

Upon the recommendation and approval by the Board of Directors of the General Partner, Ernst & Young LLP was engaged to serve as the Partnership’s new independent registered public accounting firm for the fiscal year ending December 31, 2021, effective April 13, 2021. Ernst & Young LLP’s report is included in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2021, the Partnership’s internal control over financial reporting was effective based on those criteria.

Index

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2021.

Name	Age	Position
Glade M. Knight	78	Chairman of the Board and Chief Executive Officer
David S. McKenney	59	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	42	Director and Co-Chief Operating Officer
Michael J. Mallick	59	Director and Co-Chief Operating Officer
Clifford J. Merritt	61	President

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

Index

Anthony “Chip” Francis Keating III. Mr. Keating has been a Director and Co-Chief Operating Officer of the General Partner since its formation in July 2013. Through an entity controlled by Mr. Keating, Mr. Keating owns Class B, non-voting units in Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P., a partnership focused on investments in the oil and gas industry. Mr. Keating has been a principal with Rock Creek Capital, a real estate and oil and gas investment company, since March 2010. Mr. Keating also is an officer of the General Partner of Regional Energy Investors, LP, a partnership that provides consulting services in the oil and gas industry. He served on the board of Apple REIT Ten, Inc. until the merger with Apple Hospitality REIT, Inc. in September 2016. Mr. Keating is the Founder and a Director of the Oklahoma State Troopers Foundation, Inc. He also serves as a director for OU Health and as a trustee for the University Hospital Authorities Trust. Mr. Keating is a former Director and Gubernatorial appointee of The Oklahoma Law Enforcement Retirement System and in December 2020, Mr. Keating completed a two-year commitment to Oklahoma Governor Kevin J. Stitt as his Cabinet Secretary for Public Safety. Prior to founding Rock Creek Capital, Mr. Keating served as the Real Estate Development Manager for Chesapeake Energy Corporation in Oklahoma City, Oklahoma from March 2007 to March 2010. While at Chesapeake, Mr. Keating closed and transacted over $850 million in real estate transactions ranging from corporate headquarters, sale leasebacks, field offices, investment properties and raw land in urban natural gas plays for drill sites. Prior to joining Chesapeake, Mr. Keating worked as a commercial real estate broker with Trammell Crow Company from August 2004 to March 2007. While at Trammell Crow Company, he specialized in tenant representation and investment sales. Before joining Trammell Crow Company, he spent over three years as an Oklahoma State Trooper from May 2001 to August 2004. Mr. Keating received a Bachelor of Business Administration from Southern Methodist University.

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

Clifford J. Merritt. On December 18, 2015, Mr. Merritt was appointed as President of the General Partner. Mr. Merritt had been a consultant to us since July 1, 2014, and to other private exploration and development companies since November 2013. Prior to that time and since 2004 he was employed by Chesapeake Energy Corporation. From 2010 to 2013 he served as Chesapeake’s Vice President Land – Southern Division and from 2005 to 2010 as Chesapeake’s Land Manager – Barnett Shale District. Before joining Chesapeake, he worked for Okland Oil, Ricks Exploration and Concho Resources during the years of 1990 through 2003, each of which is an independent oil and gas company. He has a B.B.A. from the University of Central Oklahoma. During his career, Mr. Merritt has been involved and managed the Land functions of numerous acquisitions and divestitures of oil and natural gas properties and supervised the drilling and completion of over 2,000 oil and gas wells throughout multiple states in the continental US. Additionally, Mr. Merritt provides consulting services to Regional Energy Investors, LP.

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

Item 11.  Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2021 and 2020. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2021	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2020	$—	$—	$—	$—

Clifford J. Merritt	2021	$180,920	$27,500	$—	$208,420
President	2020	$203,712	$—	$—	$203,712

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

For the year ended December 31, 2021, Mr. Merritt’s annual base compensation was $350,000 and basic health benefits. Because Mr. Merritt is an employee of Administrator, the Partnership paid one-half of Mr. Merritt’s compensation and benefits during 2021, while Energy Resources 12, L.P. (“ER12”) paid the other half. See more information on the Administrative Services Agreement below in Item 13, and elsewhere, of this Form 10-K. For the year ended December 31, 2020, the Partnership paid Mr. Merritt annual base compensation of $400,000 and basic health benefits. Because the services of Mr. Merritt were included as a shared cost under the Partnership’s cost sharing agreement with ER12, Mr. Merritt’s base compensation, bonus and basic health benefits were split evenly between the Partnership and ER12. In October 2020, the cost sharing agreement was terminated by ER12, effective December 31, 2020. Mr. Merritt also has a 5% interest in the General Partner’s incentive distribution rights.

Index

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2021, other than the Incentive Distribution Rights.

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2022 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

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

During the years ended December 31, 2021 and 2020, approximately $135,000 and $381,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

Index

Incentive Distribution Rights

On the initial closing date, the Partnership issued incentive distribution rights, which are nonvoting limited partner interests that entitle the holder of such rights to 35% of all amounts distributed by the Partnership after Payout occurs, to the General Partner.

Cost Sharing Agreement

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy Resources 12, L.P. (“ER12”) that gave ER12 access to the Partnership’s personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for both partnerships. The shared day-to-day costs were split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. For the year ended December 31, 2020, approximately $268,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed by ER12. The agreement was terminated by ER12 in October 2020, effective December 31, 2020.

Administrative Services Agreement

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. The ASA became effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or ER12 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the year ended December 31, 2021, approximately $586,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. For the year ended December 31, 2020, the General Partner agreed to pay Mr. Merritt an annual base compensation of $400,000 plus basic health benefits. Under the cost sharing agreement described above, Mr. Merritt’s compensation and benefits were split evenly between the Partnership and ER12. As a result, for the year ended December 31, 2020, Mr. Merritt was paid $203,712 by the Partnership. Effective January 1, 2021, Mr. Merritt’s annual base compensation was adjusted to $350,000 plus basic health benefits; the General Partner agreed to pay Mr. Merritt an annual base compensation of $175,000, plus benefits, and was paid through the Administrative Services Agreement described above. For the year ended December 31, 2021, Mr. Merritt was paid $208,420 by the Partnership. The other half of Mr. Merritt’s compensation was paid by ER12, as permitted by ER12’s general partner, in accordance with the Administrative Services Agreement.

Index

GKDML, LLC

On July 21, 2020, the Partnership, as borrower, entered into a loan agreement with GKDML, LLC (“GKDML”), which provides for an unsecured, one-year term loan in the amount of $15 million. GKDML is owned and managed by Glade M. Knight and David S. McKenney, the Chief Executive Officer and the Chief Financial Officer, respectively, of the General Partner. The Term Loan was repaid in full during March 2021, and GKDML, Mr. Knight and Mr. McKenney did not receive any consideration for providing the term loan. See more details of this affiliate loan in Note 4 titled “Debt” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K.

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

Item 14.  Principal Accountant Fees and Services

Ernst and Young LLP (“EY”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2021. EY was selected and appointed as the Partnership’s independent registered public accounting firm on April 13, 2021. Grant Thornton LLP (“Grant Thornton”) audited the Partnership’s consolidated financial statements for the fiscal year ended December 31, 2020. Grant Thornton was the Partnership’s independent registered public accounting firm from March 18, 2015 to April 7, 2021.

For the fiscal year ended December 31, 2021, fees paid or payable to EY for services performed in connection with the audit of the 2021 financial statements, 2021 interim reviews and 2021 tax return preparation and compliance are included in the table below. For the fiscal year ended December 31, 2020, fees paid to Grant Thornton for services performed in connection with the audit of the 2020 financial statements and 2020 interim reviews are also included in the table below.

Audit Fees

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit fees	$175,000	$195,000
Audit-related fees	—	—
Tax fees	58,000	—
All other fees	—	—
Total	$233,000	$195,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by EY during the year ended December 31, 2021 and provided by Grant Thornton during the year ended December 31, 2020 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Report of Independent Registered Public Accounting Firm (PCAOB ID: 248) – Grant Thornton LLP

(iii) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020

(iv) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(v) Consolidated Statements of Partners’ Equity for the years ended December 31, 2021 and 2020

(vi) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(vii) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference from Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K filed on March 12, 2021)
10.1	Letter Agreement between Energy 11 GP, LLC and Clifford Merritt (incorporated by reference from Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on December 21, 2015)
10.2

Administrative Services Agreement, dated December 1, 2020 and effective as of January 1, 2021, by and between Regional Energy Investors, L.P. d/b/a Regional Energy Management, Energy 11, L.P., Energy 11 Operating Company, LLC, Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 3, 2020)

10.3

Credit Agreement dated as of May 13, 2021 among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 17, 2021)

10.4

First Amendment to Credit Agreement dated as of March 10, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto*

16.1

Letter of Grant Thornton LLP to the Securities and Exchange Commission dated April 8, 2021 (incorporated by reference from Exhibit 16.1 to the Partnership’s Current Report on Form 8-K filed on April 12, 2021)

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
101

The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101

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

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 16, 2022
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 16, 2022
(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 16, 2022

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 16, 2022