Form 10-Q
period 2022-03-31
Energy 11, L.P.
filed 2022-05-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$373,698	$912,828
Accounts receivable	17,319,890	15,118,535
Other current assets, net	282,404	317,497
Total Current Assets	17,975,992	16,348,860

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $103,560,158 and $98,150,833, respectively	328,837,037	325,032,321
Other assets	130,097	165,578
Total Assets	$346,943,126	$341,546,759

Liabilities
Accounts payable and accrued expenses	$14,619,048	$9,847,984
Derivative liability	7,766,323	1,264,935
Total Current Liabilities	22,385,371	11,112,919

Revolving credit facility	17,500,000	23,000,000
Asset retirement obligations	1,820,559	1,791,341
Derivative liability - noncurrent	2,862,373	1,099,388
Total Liabilities	44,568,303	37,003,648

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	302,376,550	304,544,838
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	302,374,823	304,543,111

Total Liabilities and Partners’ Equity	$346,943,126	$341,546,759

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues
Oil	$21,398,853	$10,601,937
Natural gas	1,862,613	1,478,760
Natural gas liquids	2,230,457	1,523,379
Total revenue	25,491,923	13,604,076

Operating costs and expenses
Production expenses	4,662,086	2,656,077
Production taxes	1,919,957	1,001,952
General and administrative expenses	583,252	531,298
Depreciation, depletion, amortization and accretion	5,432,986	4,887,417
Total operating costs and expenses	12,598,281	9,076,744

Operating income	12,893,642	4,527,332

Loss on derivatives, net	(8,690,984)	(579,660)
Interest expense, net	(257,863)	(484,203)
Total other expense, net	(8,948,847)	(1,063,863)

Net income	$3,944,795	$3,463,469

Basic and diluted net income per common unit	$0.21	$0.18

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	$283,811,018	62,500	$-	$(1,727)	$283,809,291

Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	$302,376,550	62,500	$-	$(1,727)	$302,374,823

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Cash flow from operating activities:
Net income	$3,944,795	$3,463,469

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	5,432,986	4,887,417
(Gain) loss on mark-to-market of derivatives, net	7,444,775	(602,760)
Non-cash expenses, net	35,481	46,406

Changes in operating assets and liabilities:
Accounts receivable	(2,201,355)	(2,076,940)
Other assets	35,092	44,427
Accounts payable and accrued expenses	2,131,295	(116,638)

Net cash flow provided by operating activities	16,823,069	5,645,381

Cash flow from investing activities:
Additions to oil and natural gas properties	(5,749,116)	(811,660)

Net cash flow used in investing activities	(5,749,116)	(811,660)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	(5,500,000)	-
Payments on affiliate term loan	-	(6,000,000)
Distributions paid to limited partners	(6,113,083)	-

Net cash flow used in financing activities	(11,613,083)	(6,000,000)

Decrease in cash and cash equivalents	(539,130)	(1,166,279)
Cash and cash equivalents, beginning of period	912,828	2,463,819

Cash and cash equivalents, end of period	$373,698	$1,297,540

Interest paid	$206,846	$447,886

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$11,048,778	$3,045,132

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2022

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

As of March 31, 2022, the Partnership owned an approximate 25% non-operated working interest in 267 producing wells, an estimated approximate 23% non-operated working interest in 25 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Whiting Petroleum Corporation (“Whiting”) (NYSE: WLL) operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2021 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2022. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 81 new wells in the Sanish field. Fifty-two (52) of these 81 wells have been completed and were producing at March 31, 2022. The Partnership has 25 wells that are in-process as of March 31, 2022 and expects four wells to commence drilling during the second quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 81 wells is approximately $106 million, of which approximately $79 million was incurred as of March 31, 2022.

The Partnership estimates the approximate $25 to $30 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 29 wells in various stages of drilling and completion will be incurred through the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $0.3 million of the deferred loan costs are recorded as Other current assets, net and the other approximate $0.1 million in deferred loan costs are recorded as Other assets on the Partnership’s consolidated balance sheet as of March 31, 2022. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Index

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of March 31, 2022, the borrowing base was $50 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its March 1, 2022 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in March 2022, the BF Loan Agreement no longer requires the Partnership to enter into future hedging transactions as long as the Partnership maintains a utilization rate of less than or equal to 35% of the current borrowing base on the BF Credit Facility. As of March 31, 2022, the Partnership was not subject to any additional hedging requirements as its utilization rate was less than or equal to 35% of the current borrowing base. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 35% but less than 50% of the current borrowing base, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50% of the current borrowing base.

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

The BF Loan Agreement restricts the Partnership’s ability to pay limited partner distributions until the outstanding balance of the BF Credit Facility is equal to or less than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base, at which point the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As of March 31, 2022, the Partnership was not subject to this restriction, as (i) the outstanding balance was less than 50% of the current borrowing base and (ii) the Partnership was in compliance with its debt service coverage ratio.

At March 31, 2022, the outstanding balance on the BF Credit Facility was approximately $17.5 million, and the interest rate was 4.00%. The Partnership was in compliance with its applicable covenants at March 31, 2022.

At March 31, 2022 and December 31, 2021, the outstanding balance on the BF Credit Facility was approximately $17.5 million and $23.0 million, respectively, which approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2022	2021
Balance at January 1	$1,791,341	$1,564,105
Well additions	23,661	-
Accretion	5,557	20,971
Revisions	-	-
Balance at March 31	$1,820,559	$1,585,076

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended March 31, 2022 and 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements at March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(7,766,323)	$-
Commodity derivatives - non-current liabilities	-	(2,862,373)	-
Total	$-	$(10,628,696)	$-

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,264,935)	$-
Commodity derivatives - noncurrent liabilities	-	(1,099,388)	-
Total	$-	$(2,364,323)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at March 31, 2022 and December 31, 2021. See additional detail in Note 7. Risk Management.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

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

As of March 31, 2022 and December 31, 2021, the Partnership’s derivative instruments were in a loss position. The Partnership recognized total liabilities of approximately $10.6 million and $2.4 million, respectively, of which $7.8 million and $1.3 million, respectively, has been recorded as current in Derivative liability and $2.9 million and $1.1 million, respectively, has been recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheets.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents the settlement losses of matured derivative instruments and non-cash mark-to-market gains (losses) for the periods presented.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Settlement loss on matured derivatives	$(1,246,209)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	(7,444,775)	602,760
Loss on derivatives, net	$(8,690,984)	$(579,660)

Settlements on matured derivatives above reflect realized losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains or losses above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains or losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
04/2022 - 12/2022	NYMEX	Oil (bbls)	244,000	50.00 / 74.79
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

05/2022 - 12/2022	Henry Hub	Gas (MMbtu)	240,000	2.00 / 5.44
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

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

Index

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through March 2022. For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191, or $6.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of March 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Index

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

For the three months ended March 31, 2022 and 2021, approximately $37,000 and $32,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2022, approximately $37,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheet.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three months ended March 31, 2022 and 2021, approximately $140,000 and $141,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 10. Subsequent Events

In April 2022, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

●	the impact of and ongoing recovery from COVID-19;
●	any impact of the ongoing Russian-Ukrainian conflict on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 81 new wells in the Sanish field under a drilling program administered primarily by Whiting Petroleum Corporation (“Whiting”, WLL). Fifty-two (52) of these 81 wells have been completed and were producing at March 31, 2022. The Partnership has 25 wells that are in-process as of March 31, 2022 and expects four wells to commence drilling in the second quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 81 wells is approximately $106 million, of which approximately $79 million had been incurred as of March 31, 2022. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of March 31, 2022, the Partnership owned an approximate 25% non-operated working interest in 267 producing wells, an estimated approximate 23% non-operated working interest in 25 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”).

Whiting and Oasis Petroleum Inc. (“Oasis”, OAS), two of the largest producers in the Williston basin of North Dakota, operate substantially all of the Sanish Field Assets. In March 2022, Whiting and Oasis announced they had signed agreements to combine in a merger-of-equals transaction, with an expected close in the second half of 2022. The future impact of the merger between Whiting and Oasis to the Partnership is unknown at this time; however, the Partnership anticipates Whiting and Oasis will operate their respective businesses in the normal course without material disruption to the Partnership during the closing period, including the continued administration of Whiting’s ongoing drilling program described above.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly in Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand during the prolonged recovery from COVID-19, contributed to higher commodity prices throughout 2021. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first quarter of 2022.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Percent
	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$95.01	$58.14	63.4%
Natural gas (per Mcf)	$4.67	$3.50	33.4%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$25,491,923	100.0%	$13,604,076	100.0%	87.4%
Production expenses	4,662,086	18.3%	2,656,077	19.5%	75.5%
Production taxes	1,919,957	7.5%	1,001,952	7.4%	91.6%
Depreciation, depletion, amortization and accretion	5,432,986	21.3%	4,887,417	35.9%	11.2%
General and administrative expenses	583,252	2.3%	531,298	3.9%	9.8%

Production (BOE):
Oil	237,967		204,678		16.3%
Natural gas	53,206		43,939		21.1%
Natural gas liquids	42,577		37,015		15.0%
Total	333,750		285,632		16.8%

Average sales price per unit:
Oil (per Bbl)	$89.92		$51.80		73.6%
Natural gas (per Mcf)	5.83		5.61		3.9%
Natural gas liquids (per Bbl)	52.39		41.16		27.3%
Combined (per BOE)	76.38		47.63		60.4%

Average unit cost per BOE:
Production expenses	13.97		9.30		50.2%
Production taxes	5.75		3.51		63.8%
Depreciation, depletion, amortization and accretion	16.28		17.11		-4.9%

Capital expenditures	$9,208,484		$2,324,964

Oil, natural gas and NGL revenues

For the three months ended March 31, 2022, revenues from oil, natural gas and NGL sales were $25.5 million. Revenues for the sale of crude oil were $21.4 million, which resulted in a realized price of $89.92 per barrel. Revenues for the sale of natural gas were $1.9 million, which resulted in a realized price of $5.83 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $52.39 per BOE of sold production. For the three months ended March 31, 2021, revenues for oil, natural gas and NGL sales were $13.6 million. Revenues for the sale of crude oil were $10.6 million, which resulted in a realized price of $51.80 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $5.61 per Mcf. Revenues for the sale of NGLs were $1.5 million, which resulted in a realized price of $41.16 per BOE of sold production.

The Partnership’s results for the three months ended March 31, 2022 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the same period of 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales price for natural gas for the first quarter of 2021 exceeded average market prices due to severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

Index

The Partnership completed 22 new wells from the fourth quarter of 2019 through the third quarter of 2020. In addition, the Partnership’s operators turned an additional 24 new wells to sales during the second quarter of 2021 through the first quarter of 2022. The timing of when these wells were completed has positively contributed to sold oil production during the three months ended March 31, 2022, as compared to the same period of 2021, as new wells often have high levels of production immediately following completion, then decline to more consistent levels. As the wells currently in various stages of the drilling and completion process as of March 31, 2022 are completed, the Partnership anticipates its sold production volumes will increase during the remainder of 2022. Sold production for the Sanish Field Assets was approximately 3,700 BOE and 3,200 BOE per day for the three months ended March 31, 2022 and 2021, respectively.

If the operators of the Sanish Field Assets are unable to produce, process and sell oil and natural gas at economical prices, these operators may curtail daily production, shut-in producing wells or seek other cost-cutting measures, and could continue so long as producing is uneconomical. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. Further, production is dependent on the investment in existing wells and the development of new wells. See further discussion of the Partnership’s investment in new wells in “Liquidity and Capital Resources” below.

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were approximately 45% less during the three months ended March 31, 2022 than those of the same period of 2021, respectively.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report is anticipated to be issued in the fall of 2022. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the three months ended March 31, 2022 and 2021, production expenses were $4.7 million and $2.7 million, respectively, and production expenses per BOE of sold production were $13.97 and $9.30, respectively. Production expenses per BOE increased in the three months ended March 31, 2022, in comparison to the same period of 2021, as a result of (i) an increase in lease operating and workover expenses as certain of the Partnership’s existing wells have required additional maintenance and/or rework to either maintain production efficiency or return to full production, and (ii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2022 and 2021 were $1.9 million (8% of revenue) and $1.0 million (7% of revenue), respectively.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $0.6 million and $0.5 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2022 and 2021 was $5.4 million and $4.9 million, and DD&A per BOE of sold production was $16.28 and $17.11, respectively. The decrease in DD&A expense per BOE of production in the first quarter of 2022 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analysis (as of December 31, 2021) resulting from changes in the future drill schedule.

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

In accordance with the amended Simmons Loan Agreement discussed in “Financing” below, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BancFirst Loan Agreement by entering into costless collar derivative contracts for the period from July 2021 to September 2023.

The Partnership did not designate its 2021 or 2022 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains or losses recorded during the periods presented.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Settlement loss on matured derivatives	$(1,246,209)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	(7,444,775)	602,760
Loss on derivatives, net	$(8,690,984)	$(579,660)

The Partnership’s oil production contracts that expired during the three months ended March 31, 2022 represented approximately 88,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $14.16 per barrel of hedged oil production, and an approximate loss of $5.23 per barrel of total sold oil production for the first quarter of 2022. The Partnership’s natural gas production contracts that expired during the first quarter of 2022 represented 110,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

The Partnership’s oil production contracts that expired during the three months ended March 31, 2021 represented approximately 105,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $11.26 per barrel of hedged oil production, and an approximate loss of $5.77 per barrel of total sold oil production for the first quarter of 2021. The Partnership’s natural gas production contracts that expired during the first quarter of 2021 represented 120,000 MMBtu of natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

Index

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three months ended March 31, 2022 and 2021 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
04/2022 - 12/2022	NYMEX	Oil (bbls)	244,000	50.00 / 74.79
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

05/2022 - 12/2022	Henry Hub	Gas (MMbtu)	240,000	2.00 / 5.44
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

Interest expense, net

Interest expense, net, for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.5 million, respectively. The primary component of Interest expense, net, during the three-month period ended March 31, 2022 was interest expense on the BancFirst Credit Facility. The primary component of Interest expense, net, during the three-month period ended March 31, 2021 was interest expense on the Simmons Credit Facility and a related-party term loan (paid in full in March 2021).

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income	$3,944,795	$3,463,469
Interest expense, net	257,863	484,203
Depreciation, depletion, amortization and accretion	5,432,986	4,887,417
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	7,444,775	(602,760)
Adjusted EBITDAX	$17,080,419	$8,232,329

Index

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership generated approximately $43.5 million in cash flow from operating activities for the year ended December 31, 2021 and approximately $16.8 million in cash flow from operating activities for the three months ended March 31, 2022. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility and used the initial closing proceeds of approximately $40 million from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility. From May 2021 through the date of the filing of this Form 10-Q, the Partnership has made principal payments on the BancFirst credit facility of approximately $24 million using excess cash flow from operations. As of the date of the filing of this Form 10-Q, the Partnership had approximately $32 million in available credit under the BancFirst credit facility.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under its BancFirst credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. In addition, the Partnership met all conditions under the BancFirst Credit Facility to resume distributions in November 2021. The Partnership’s ability to make future distributions to its limited partners is contingent on remaining compliant with all applicable covenants under its BancFirst credit facility as well as ensuring the outstanding balance of the credit facility is at or below 50% of the Partnership’s current borrowing base. The Partnership can offer no assurance to the payment of distributions in future months; however, the General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BancFirst credit facility and capital expenditures for new wells.

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

Financing

See further discussion of the Partnership’s BancFirst credit facility in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through March 2022. For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191, or $6.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of March 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Index

Oil and Natural Gas Properties

The Partnership incurred approximately $9.2 million and $2.3 million in capital expenditures for the three months ended March 31, 2022 and 2021, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 75 new wells in the Sanish field. Forty-six (46) of these 75 wells have been completed and were producing at March 31, 2022; the Partnership has an approximate non-operated working interest of 20% in these 46 wells. The Partnership has an estimated approximate non-operated working interest of 23% in 25 wells that are in-process as of March 31, 2022. The Partnership has an estimated approximate non-operated working interest of 16% in four wells that had not commenced drilling as of March 31, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 75 wells is approximately $98 million, of which approximately $71 million was incurred as of March 31, 2022.

The Partnership anticipates its operators to complete the remaining 29 wells during the next three to nine months; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the approximate $25 to 30 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 29 wells in various stages of the drilling and completion process will be incurred during the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2022 and estimated capital expenditures could be significantly different from amounts actually invested. The Partnership anticipates that it may be obligated to invest an additional $25 to $30 million in capital expenditures from 2023 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

As described above, the Partnership’s liquidity is currently dependent upon cash on-hand, cash from operations and availability under the BancFirst Credit Facility. If the Partnership is not able to generate sufficient cash from operation or there is no availability under its credit facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In April 2022, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s BF Credit Facility is subject to a variable interest rate. Information regarding the Partnership’s BancFirst Credit Facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1

First Amendment to Credit Agreement dated as of March 10, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on March 16, 2022)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101

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

Date: May 12, 2022