Form 10-Q
period 2022-06-30
Energy 11, L.P.
filed 2022-08-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$990,979	$912,828
Accounts receivable	15,608,650	15,118,535
Other current assets, net	222,312	317,497
Total Current Assets	16,821,941	16,348,860

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $107,071,733 and $98,150,833, respectively	342,629,381	325,032,321
Other assets	94,616	165,578
Total Assets	$359,545,938	$341,546,759

Liabilities
Accounts payable and accrued expenses	$23,077,290	$9,847,984
Derivative liability	8,865,685	1,264,935
Total Current Liabilities	31,942,975	11,112,919

Revolving credit facility	16,000,000	23,000,000
Asset retirement obligations	1,980,211	1,791,341
Derivative liability - noncurrent	1,854,934	1,099,388
Total Liabilities	51,778,120	37,003,648

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	307,769,545	304,544,838
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	307,767,818	304,543,111

Total Liabilities and Partners’ Equity	$359,545,938	$341,546,759

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues
Oil	$20,043,443	$11,868,210	$41,442,296	$22,470,147
Natural gas	2,182,702	865,226	4,045,315	2,343,986
Natural gas liquids	2,207,792	1,146,037	4,438,249	2,669,416
Total revenue	24,433,937	13,879,473	49,925,860	27,483,549

Operating costs and expenses
Production expenses	3,773,564	2,867,144	8,435,650	5,523,221
Production taxes	1,841,483	1,093,447	3,761,440	2,095,399
General and administrative expenses	492,839	315,832	1,076,091	847,130
Depreciation, depletion, amortization and accretion	3,646,669	4,952,799	9,079,655	9,840,216
Total operating costs and expenses	9,754,555	9,229,222	22,352,836	18,305,966

Operating income	14,679,382	4,650,251	27,573,024	9,177,583

Loss on derivatives, net	(2,417,520)	-	(11,108,504)	(579,660)
Interest expense, net	(246,347)	(523,341)	(504,210)	(1,007,544)
Total other expense, net	(2,663,867)	(523,341)	(11,612,714)	(1,587,204)

Net income	$12,015,515	$4,126,910	$15,960,310	$7,590,379

Basic and diluted net income per common unit	$0.63	$0.22	$0.84	$0.40

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	283,811,018	62,500	-	(1,727)	283,809,291
Net income - three months ended June 30, 2021	-	4,126,910	-	-	-	4,126,910
Balances - June 30, 2021	18,973,474	$287,937,928	62,500	$-	$(1,727)	$287,936,201

Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	302,376,550	62,500	-	(1,727)	302,374,823
Distributions declared and paid to common units ($0.349041 per unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended June 30, 2022	-	12,015,515	-	-	-	12,015,515
Balances - June 30, 2022	18,973,474	$307,769,545	62,500	$-	$(1,727)	$307,767,818

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Cash flow from operating activities:
Net income	$15,960,310	$7,590,379

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	9,079,655	9,840,216
(Gain) loss on mark-to-market of derivatives, net	7,394,804	(602,760)
Non-cash expenses, net	70,962	99,650

Changes in operating assets and liabilities:
Accounts receivable	(490,115)	(2,623,270)
Other assets	95,185	96,140
Accounts payable and accrued expenses	2,106,786	158,668

Net cash flow provided by operating activities	34,217,587	14,559,023

Cash flow from investing activities:
Additions to oil and natural gas properties	(14,403,833)	(5,043,870)

Net cash flow used in investing activities	(14,403,833)	(5,043,870)

Cash flow from financing activities:
Cash paid for loan costs	-	(394,928)
Proceeds from (payments on) BancFirst revolving credit facility	(7,000,000)	40,063,389
Payments on Simmons revolving credit facility	-	(40,000,000)
Payments on affiliate term loan	-	(6,000,000)
Distributions paid to limited partners	(12,735,603)	-

Net cash flow used in financing activities	(19,735,603)	(6,331,539)

Decrease in cash and cash equivalents	78,151	3,183,614
Cash and cash equivalents, beginning of period	912,828	2,463,819

Cash and cash equivalents, end of period	$990,979	$5,647,433

Interest paid	$345,644	$731,069

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$19,673,422	$9,812,130

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2022

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

As of June 30, 2022, the Partnership owned an approximate 25% non-operated working interest in 269 producing wells, an estimated approximate 21% non-operated working interest in 27 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”).

Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum Inc. (“Oasis”), two of the largest producers in the Williston basin of North Dakota, operated substantially all of the Sanish Field Assets through June 30, 2022. On July 1, 2022, Chord Energy Corporation (“Chord”, NASDAQ: CHRD) announced the successful completion of the combination of Whiting and Oasis. The Partnership anticipates minimal disruption to its normal course business as a result of this transaction, and Chord will continue to administer the ongoing drilling program described below in Note 3. Oil and Natural Gas Investments.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2021 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2022. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 84 new wells in the Sanish field. Fifty-six (56) of these 84 wells have been completed and were producing at June 30, 2022. The Partnership has 27 wells that are in-process as of June 30, 2022 and expects one additional well to commence drilling during the third quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 84 wells is approximately $108 million, of which approximately $95 million was incurred as of June 30, 2022.

The Partnership estimates the approximate $10 to $20 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 28 wells in various stages of drilling and completion will be incurred through the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $0.1 million of the deferred loan costs are recorded as Other current assets, net and the other approximate $0.1 million in deferred loan costs are recorded as Other assets on the Partnership’s consolidated balance sheet as of June 30, 2022. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of June 30, 2022, the borrowing base was $47 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its March 1, 2022 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in March 2022, the BF Loan Agreement no longer requires the Partnership to enter into future hedging transactions as long as the Partnership maintains a utilization rate of less than or equal to 35% of the current borrowing base on the BF Credit Facility. As of June 30, 2022, the Partnership was not subject to any additional hedging requirements as its utilization rate was less than or equal to 35% of the current borrowing base. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 35% but less than 50% of the current borrowing base, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 50% of the current borrowing base.

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

Index

The BF Loan Agreement does restrict the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility is greater than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base. If the Partnership maintains a credit facility utilization of equal to or less than 50%, the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As of June 30, 2022, the Partnership was not subject to this restriction, as (i) the outstanding balance was less than 50% of the current borrowing base and (ii) the Partnership was in compliance with its debt service coverage ratio.

At June 30, 2022, the outstanding balance on the BF Credit Facility was approximately $16.0 million, and the interest rate was 5.25%. The Partnership was in compliance with its applicable covenants at June 30, 2022.

At June 30, 2022 and December 31, 2021, the outstanding balance on the BF Credit Facility was approximately $16.0 million and $23.0 million, respectively, which approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2022	2021
Balance at January 1	$1,791,341	$1,564,105
Well additions	30,115	78,511
Accretion	47,491	42,253
Revisions	111,264	-
Balance at June 30	$1,980,211	$1,684,869

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the six months ended June 30, 2022 and 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Fair Value Measurements at June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(8,865,685)	$-
Commodity derivatives - non-current liabilities	-	(1,854,934)	-
Total	$-	$(10,720,619)	$-

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,264,935)	$-
Commodity derivatives - noncurrent liabilities	-	(1,099,388)	-
Total	$-	$(2,364,323)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at June 30, 2022 and December 31, 2021. See additional detail in Note 7. Risk Management.

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

As of June 30, 2022 and December 31, 2021, the Partnership’s derivative instruments were in a loss position. The Partnership recognized total liabilities of approximately $10.7 million and $2.4 million, respectively, of which $8.9 million and $1.3 million, respectively, has been recorded as current in Derivative liability and $1.9 million and $1.1 million, respectively, has been recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheets.

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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Settlement loss on matured derivatives	$(2,467,491)	$-	$(3,713,700)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	49,971	-	(7,394,804)	602,760
Loss on derivatives, net	$(2,417,520)	$-	$(11,108,504)	$(579,660)

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

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
07/2022 - 12/2022	NYMEX	Oil (bbls)	159,000	50.00 / 72.00
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

08/2022 - 12/2022	Henry Hub	Gas (MMbtu)	150,000	2.00 / 4.50
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through June 2022. For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232, or $6.6 million and $12.7 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

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

Index

For the three and six months ended June 30, 2022, approximately $39,000 and $76,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2022, approximately $39,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheet. For the three and six months ended June 30, 2021, approximately $30,000 and $62,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and six months ended June 30, 2022, approximately $134,000 and $274,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and six months ended June 30, 2021, approximately $151,000 and $291,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 10. Subsequent Events

In July 2022, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

As of June 30, 2022, the Partnership had approximately $20 million in accrued capital expenditures to its operators related to the drilling program. In addition to using cash flow from operations, the Partnership borrowed approximately $7 million on the BF Credit Facility in July and August to pay its capital obligations under the drilling program as they have become due.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 84 new wells in the Sanish field under a drilling program administered primarily by Whiting Petroleum Corporation (“Whiting”). Fifty-six (56) of these 84 wells have been completed and were producing at June 30, 2022. The Partnership has 27 wells that are in-process as of June 30, 2022 and expects one additional well to commence drilling in the third quarter of 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 84 wells is approximately $108 million, of which approximately $95 million had been incurred as of June 30, 2022. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of June 30, 2022, the Partnership owned an approximate 25% non-operated working interest in 269 producing wells, an estimated approximate 21% non-operated working interest in 27 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”).

Whiting and Oasis Petroleum Inc. (“Oasis”), two of the largest producers in the Williston basin of North Dakota, operated substantially all of the Sanish Field Assets through June 30, 2022. On July 1, 2022, Chord Energy Corporation (“Chord”, NASDAQ: CHRD) announced the successful completion of the combination of Whiting and Oasis. The Partnership anticipates minimal disruption to its normal course business as a result of this transaction, and Chord will continue to administer the ongoing drilling program described above.

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly in Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand during the prolonged recovery from COVID-19, contributed to higher commodity prices throughout 2021. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first half of 2022.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$108.52	$66.17	64.0%	$101.77	$62.22	63.6%
Natural gas (per Mcf)	$7.50	$2.95	154.2%	$6.08	$3.22	88.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$24,433,937	100.0%	$13,879,473	100.0%	76.0%	$49,925,860	100.0%	$27,483,549	100.0%	81.7%
Production expenses	3,773,564	15.4%	2,867,144	20.7%	31.6%	8,435,650	16.9%	5,523,221	20.1%	52.7%
Production taxes	1,841,483	7.5%	1,093,447	7.9%	68.4%	3,761,440	7.5%	2,095,399	7.6%	79.5%
Depreciation, depletion, amortization and accretion	3,646,669	14.9%	4,952,799	35.7%	-26.4%	9,079,655	18.2%	9,840,216	35.8%	-7.7%
General and administrative expenses	492,839	2.0%	315,832	2.3%	56.0%	1,076,091	2.2%	847,130	3.1%	27.0%

Production (BOE):
Oil	190,120		196,817		-3.4%	428,086		401,495		6.6%
Natural gas	49,329		46,725		5.6%	102,535		90,664		13.1%
Natural gas liquids	37,989		38,792		-2.1%	80,566		75,807		6.3%
Total	277,438		282,334		-1.7%	611,187		567,966		7.6%

Average sales price per unit:
Oil (per Bbl)	$105.43		$60.30		74.8%	$96.81		$55.97		73.0%
Natural gas (per Mcf)	7.37		3.09		138.5%	6.58		4.31		52.7%
Natural gas liquids (per Bbl)	58.12		29.54		96.8%	55.09		35.21		56.5%
Combined (per BOE)	88.07		49.16		79.2%	81.69		48.39		68.8%

Average unit cost per BOE:
Production expenses	13.60		10.16		33.9%	13.80		9.72		42.0%
Production taxes	6.64		3.87		71.4%	6.15		3.69		66.7%
Depreciation, depletion, amortization and accretion	13.14		17.54		-25.1%	14.86		17.33		-14.3%

Capital expenditures	$16,194,361		$10,999,208			$25,402,845		$13,324,172

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2022, revenues from oil, natural gas and NGL sales were $24.4 million. Revenues for the sale of crude oil were $20.0 million, which resulted in a realized price of $105.43 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $7.37 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $58.12 per BOE of sold production. For the three months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $13.9 million. Revenues for the sale of crude oil were $11.9 million, which resulted in a realized price of $60.30 per barrel. Revenues for the sale of natural gas were $0.9 million, which resulted in a realized price of $3.09 per Mcf. Revenues for the sale of NGLs were $1.1 million, which resulted in a realized price of $29.54 per BOE of sold production.

For the six months ended June 30, 2022, revenues from oil, natural gas and NGL sales were $49.9 million. Revenues for the sale of crude oil were $41.4 million, which resulted in a realized price of $96.81 per barrel. Revenues for the sale of natural gas were $4.0 million, which resulted in a realized price of $6.58 per Mcf. Revenues for the sale of NGLs were $4.4 million, which resulted in a realized price of $55.09 per BOE of sold production. For the six months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $27.5 million. Revenues for the sale of crude oil were $22.5 million, which resulted in a realized price of $55.97 per barrel. Revenues for the sale of natural gas were $2.3 million, which resulted in a realized price of $4.31 per Mcf. Revenues for the sale of NGLs were $2.7 million, which resulted in a realized price of $35.21 per BOE of sold production.

The Partnership’s results for the three and six months ended June 30, 2022 were positively impacted by the significant increase in market prices of oil and natural gas when compared to the same periods of 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The Partnership has completed 50 new wells since the fourth quarter of 2019, of which 28 were completed and turned to sales during the second quarter of 2021 through the second quarter of 2022. Sold production volumes were flat when comparing the three-month periods ended June 30, 2022 and 2021, as production from newly-completed wells effectively offset natural production declines. In addition to natural production decline, the Williston Basin in North Dakota was hit with a late-season snowstorm that resulted in significant downtime for producing wells during April 2022, which negatively impacted production volumes during the second quarter of 2022. As the wells currently in various stages of the drilling and completion process as of June 30, 2022 are completed, the Partnership anticipates its sold production volumes will increase during the third and fourth quarters of 2022. Sold production for the Sanish Field Assets was approximately 3,000 BOE and 3,400 BOE per day for the three and six months ended June 30, 2022 and 2021, respectively, while sold production for the Sanish Field Assets was approximately 3,100 BOE per day for the three and six months ended June 30, 2021.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were approximately 50-60% less during the three and six months ended June 30, 2022 than those of the same periods of 2021, respectively.

Index

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

Operating costs and expenses

Production expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contract in effect for the extraction, transportation, treatment and marketing of oil and natural gas.

For the three months ended June 30, 2022 and 2021, production expenses were $3.8 million and $2.9 million, respectively, and production expenses per BOE of sold production were $13.60 and $10.16, respectively. For the six months ended June 30, 2022, production expenses were $8.4 million and $5.5 million, respectively, and production expenses per BOE of sold production were $13.80 and $9.72, respectively. Production expenses per BOE increased in the three and six months ended June 30, 2022, in comparison to the same period of 2021, as a result of (i) an increase in lease operating and workover expenses as certain of the Partnership’s existing wells have required additional maintenance and/or rework to either maintain production efficiency or return to full production, and (ii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2022 and 2021 were $1.8 million (8% of revenue) and $1.1 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2022 and 2021 were $3.8 million (8% of revenue) and $2.1 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended June 30, 2022 and 2021 were $0.5 million and $0.3 million, respectively. General and administrative expenses for the six months ended June 30, 2022 and 2021 were $1.1 million and $0.8 million, respectively.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2022 and 2021 was $3.6 million and $5.0 million, and DD&A per BOE of sold production was $13.14 and $17.54, respectively. DD&A for the six months ended June 30, 2022 and 2021 was $9.1 million and $9.8 million, and DD&A per BOE of sold production was $14.86 and $17.33, respectively. The decrease in DD&A expense per BOE of production in the first half of 2022 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2021 and June 30, 2022) resulting from changes in the future drill schedule.

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

In accordance with the Partnership’s previous credit facility, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BancFirst Loan Agreement by entering into costless collar derivative contracts for the period from July 2021 to September 2023.

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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Settlement loss on matured derivatives	$(2,467,491)	$-	$(3,713,700)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	49,971	-	(7,394,804)	602,760
Loss on derivatives, net	$(2,417,520)	$-	$(11,108,504)	$(579,660)

The Partnership’s oil production contracts that expired during the three months ended June 30, 2022 represented approximately 85,000 barrels of oil. The Partnership realized a loss of approximately $2.4 million, equating to an approximate loss of $28.33 per barrel, on its hedged oil production, and an approximate loss of $12.67 per barrel of total sold oil production for the second quarter of 2022. The Partnership’s natural gas production contracts that expired during the three months ended June 30, 2022 represented 90,000 MMBtu of produced natural gas. The Partnership realized a loss of approximately $59,000, equating to an approximate loss of $0.66 per MMBtu, on its hedged natural gas production, and an approximate loss $0.20 per MMBtu of total sold natural gas production for the second quarter of 2022.

The Partnership’s oil production contracts that expired during the six months ended June 30, 2022 represented approximately 173,000 barrels of oil. The Partnership realized a loss of approximately $3.7 million, equating to an approximate loss of $21.12 per barrel, on its hedged oil production, and an approximate loss of $8.54 per barrel of total sold oil production for the first half of 2022. The Partnership’s natural gas production contracts that expired during the six months ended June 30, 2022 represented 200,000 MMBtu of produced natural gas. The Partnership realized a loss of approximately $59,000, equating to an approximate loss of $0.30 per MMBtu, on its hedged natural gas production, and an approximate loss $0.10 per MMBtu of total sold natural gas production for the first half of 2022.

Index

The Partnership’s oil production contracts that expired during the six months ended June 30, 2021 represented approximately 105,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $11.26 per barrel of hedged oil production, and an approximate loss of $2.95 per barrel of total sold oil production for the first half of 2021. The Partnership’s natural gas production contracts that expired during the six months ended June 30, 2021 represented 120,000 MMBtu of natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three and six months ended June 30, 2022 and 2021 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
07/2022 - 12/2022	NYMEX	Oil (bbls)	159,000	50.00 / 72.00
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

08/2022 - 12/2022	Henry Hub	Gas (MMbtu)	150,000	2.00 / 4.50
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	273,000	2.00 / 4.43

Interest expense, net

Interest expense, net, for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.5 million, respectively. Interest expense, net, for the six months ended June 30, 2022 and 2021 was $0.5 million and $1.0 million, respectively. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2022 was interest expense on the BancFirst Credit Facility. The primary component of Interest expense, net, during the three- and six-month periods ended June 30, 2021 was interest expense on the BancFirst Credit Facility, the Simmons Credit Facility (paid in full in May 2021) and a related-party term loan (paid in full in March 2021).

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income	$12,015,515	$4,126,910	$15,960,310	$7,590,379
Interest expense, net	246,347	523,341	504,210	1,007,544
Depreciation, depletion, amortization and accretion	3,646,669	4,952,799	9,079,655	9,840,216
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	(49,971)	-	7,394,804	(602,760)
Adjusted EBITDAX	$15,858,560	$9,603,050	$32,938,979	$17,835,379

Index

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership generated approximately $43.5 million in cash flow from operating activities for the year ended December 31, 2021 and approximately $34.2 million in cash flow from operating activities for the six months ended June 30, 2022. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility and used the initial closing proceeds of approximately $40 million from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility. From May 2021 through June 2022, the Partnership made principal payments on the BancFirst credit facility of approximately $24 million using excess cash flow from operations. As of June 30, 2022, the Partnership had approximately $20 million in accrued capital expenditures to its operators related to the drilling program discussed below in “Oil and Natural Gas Properties.” In addition to using cash flow from operations, the Partnership has borrowed approximately $7 million on the BancFirst credit facility during the third quarter of 2022 to pay its capital obligations as they become due under the drilling program.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through June 2022. For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232, or $6.6 million and $12.7 million, respectively.

Index

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of June 30, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $26.5 million and $13.3 million in capital expenditures for the six months ended June 30, 2022 and 2021, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 78 new wells in the Sanish field. Fifty (50) of these 78 wells have been completed and were producing at June 30, 2022; the Partnership has an approximate non-operated working interest of 20% in these 50 wells. The Partnership has an estimated approximate non-operated working interest of 21% in 27 wells that are in-process as of June 30, 2022. The Partnership has an estimated approximate non-operated working interest of 19% in one additional well that had not commenced drilling as of June 30, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 78 wells is approximately $100 million, of which approximately $87 million was incurred as of June 30, 2022.

The Partnership anticipates its operators will complete the remaining 28 wells during the next three to nine months; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the approximate $10 to $20 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 28 wells in various stages of the drilling and completion process will be incurred during the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2022 and estimated capital expenditures could be significantly different from amounts actually invested. Because the Partnership’s operator is committed to drilling in the Sanish Field, the Partnership may be obligated to invest up to an additional $100 million in capital expenditures from 2023 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

As described above, the Partnership’s liquidity is currently dependent upon cash on-hand, cash from operations and availability under the BancFirst Credit Facility. If the Partnership is not able to generate sufficient cash from operations or there is no availability under its credit facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2022, the Partnership declared and paid $2.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

As of June 30, 2022, the Partnership had approximately $20 million in accrued capital expenditures to its operators related to the drilling program. In addition to using cash flow from operations, the Partnership borrowed approximately $7 million on the BF Credit Facility in July and August to pay its capital obligations under the drilling program as they have become due.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s BancFirst Credit Facility is subject to a variable interest rate; information regarding this credit facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101

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

Date: August 12, 2022