Form 10-Q
period 2022-09-30
Energy 11, L.P.
filed 2022-11-14
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$3,525,313	$912,828
Accounts receivable	23,161,081	15,118,535
Other current assets, net	379,715	317,497
Total Current Assets	27,066,109	16,348,860

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $112,824,448 and $98,150,833, respectively	351,624,281	325,032,321
Other assets	59,135	165,578
Total Assets	$378,749,525	$341,546,759

Liabilities
Accounts payable and accrued expenses	$19,447,723	$9,847,984
Derivative liability	3,914,971	1,264,935
Total Current Liabilities	23,362,694	11,112,919

Revolving credit facility	29,100,000	23,000,000
Asset retirement obligations	2,048,106	1,791,341
Derivative liability - noncurrent	-	1,099,388
Total Liabilities	54,510,800	37,003,648

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	324,240,452	304,544,838
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	324,238,725	304,543,111

Total Liabilities and Partners’ Equity	$378,749,525	$341,546,759

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues
Oil	$27,811,323	$17,888,207	$69,253,619	$40,358,354
Natural gas	2,886,757	1,269,296	6,932,072	3,613,282
Natural gas liquids	2,278,848	1,835,202	6,717,097	4,504,618
Total revenue	32,976,928	20,992,705	82,902,788	48,476,254

Operating costs and expenses
Production expenses	4,402,718	2,747,487	12,838,368	8,270,708
Production taxes	2,602,071	1,653,661	6,363,511	3,749,060
General and administrative expenses	480,776	325,168	1,556,868	1,172,298
Depreciation, depletion, amortization and accretion	5,777,217	6,547,607	14,856,872	16,387,823
Total operating costs and expenses	13,262,782	11,273,923	35,615,619	29,579,889

Operating income	19,714,146	9,718,782	47,287,169	18,896,365

Gain (loss) on derivatives, net	4,300,050	(2,230,604)	(6,808,453)	(2,810,264)
Interest expense, net	(411,333)	(445,388)	(915,543)	(1,452,932)
Total other income (expense), net	3,888,717	(2,675,992)	(7,723,996)	(4,263,196)

Net income	$23,602,863	$7,042,790	$39,563,173	$14,633,169

Basic and diluted net income per common unit	$1.24	$0.37	$2.09	$0.77

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822
Net income - three months ended March 31, 2021	-	3,463,469	-	-	-	3,463,469
Balances - March 31, 2021	18,973,474	283,811,018	62,500	-	(1,727)	283,809,291
Net income - three months ended June 30, 2021	-	4,126,910	-	-	-	4,126,910
Balances - June 30, 2021	18,973,474	287,937,928	62,500	-	(1,727)	287,936,201
Net income - three months ended September 30, 2021	-	7,042,790	-	-	-	7,042,790
Balances - September 30, 2021	18,973,474	$294,980,718	62,500	$-	$(1,727)	$294,978,991

Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	302,376,550	62,500	-	(1,727)	302,374,823
Distributions declared and paid to common units ($0.349041 per unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended June 30, 2022	-	12,015,515	-	-	-	12,015,515
Balances - June 30, 2022	18,973,474	307,769,545	62,500	-	(1,727)	307,767,818
Distributions declared and paid to common units ($0.375891 per unit)	-	(7,131,956)	-	-	-	(7,131,956)
Net income - three months ended September 30, 2022	-	23,602,863	-	-	-	23,602,863
Balances - September 30, 2022	18,973,474	$324,240,452	62,500	$-	$(1,727)	$324,238,725

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flow from operating activities:
Net income	$39,563,173	$14,633,169

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	14,856,872	16,387,823
Loss on mark-to-market of derivatives, net	1,167,463	1,627,844
Non-cash expenses, net	106,443	167,416

Changes in operating assets and liabilities:
Accounts receivable	(8,042,546)	(8,290,053)
Other assets	(62,218)	(86,423)
Accounts payable and accrued expenses	1,886,910	(446,167)

Net cash flow provided by operating activities	49,476,097	23,993,609

Cash flow from investing activities:
Additions to oil and natural gas properties	(33,096,053)	(14,055,311)

Net cash flow used in investing activities	(33,096,053)	(14,055,311)

Cash flow from financing activities:
Cash paid for loan costs		(402,117)
Proceeds from BancFirst revolving credit facility	13,100,000	40,063,389
Payments on BancFirst revolving credit facility	(7,000,000)	(6,063,389)
Payments on Simmons revolving credit facility	-	(40,000,000)
Payments on affiliate term loan	-	(6,000,000)
Distributions paid to limited partners	(19,867,559)	-

Net cash flow used in financing activities	(13,767,559)	(12,402,117)

Increase (decrease) in cash and cash equivalents	2,612,485	(2,463,819)
Cash and cash equivalents, beginning of period	912,828	2,463,819

Cash and cash equivalents, end of period	$3,525,313	$-

Interest paid	$757,134	$1,146,956

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$15,685,423	$5,174,707

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2022

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

As of September 30, 2022, the Partnership owned an approximate 25% non-operated working interest in 281 producing wells, an estimated approximate 17% non-operated working interest in 18 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”).

Whiting Petroleum Corporation (“Whiting”) and Oasis Petroleum Inc. (“Oasis”), two of the largest producers in the Williston basin of North Dakota, operated substantially all of the Sanish Field Assets through June 30, 2022. On July 1, 2022, Chord Energy Corporation (“Chord”, NASDAQ: CHRD) announced the successful completion of the combination of Whiting and Oasis. The Partnership has not experienced any disruption to its normal course business as a result of this transaction, and Chord continues to administer the ongoing drilling program described below in Note 3. Oil and Natural Gas Investments.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2021 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2022. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 68 of these 86 wells have been completed and were producing at September 30, 2022. The Partnership also has 18 wells that are in-process as of September 30, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $115 million, of which approximately $109 million was incurred as of September 30, 2022.

The Partnership estimates the approximate $5 to $8 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 18 wells in various stages of drilling and completion will be incurred through the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $0.2 million of the deferred loan costs remain unamortized as of September 30, 2022; approximately $0.1 million are included in Other current assets, net and the other approximate $0.1 million is recorded as Other assets on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of September 30, 2022, the borrowing base was $44 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender did not make adjustments to the Partnership’s borrowing base or the Monthly Commitment Reduction provision based on its September 1, 2022 redetermination analysis. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled semi-annual redeterminations described above. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any additional hedging requirements under the amended BF Loan Agreement as of September 30, 2022.

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

Index

The BF Loan Agreement does restrict the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility is greater than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base (“Restricted Payment Clause”). If the Partnership maintains a credit facility utilization of equal to or less than 50%, the Partnership is permitted to make distributions so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As of September 30, 2022, the Partnership was in compliance with its debt service coverage ratio; however, its outstanding balance was greater than 50% of the current borrowing base. In September 2022, the Lender agreed to waive the Restricted Payment Clause for the months of September 2022, October 2022 and November 2022; therefore, the Partnership will be permitted to make distributions to its limited partners for those months even if the Partnership’s utilization of its credit facility exceeds 50% of the current borrowing base.

At September 30, 2022, the outstanding balance on the BF Credit Facility was approximately $29.1 million, and the interest rate was 6.75%. The Partnership was in compliance with its applicable covenants at September 30, 2022.

At September 30, 2022 and December 31, 2021, the outstanding balances on the BF Credit Facility of approximately $29.1 million and $23.0 million, respectively, approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2022	2021
Balance at January 1	$1,791,341	$1,564,105
Well additions	73,508	133,016
Accretion	71,993	64,636
Revisions	111,264	-
Balance at September 30	$2,048,106	$1,761,757

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the nine months ended September 30, 2022 and 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements at September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,914,971)	$-
Total	$-	$(3,914,971)	$-

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,264,935)	$-
Commodity derivatives - noncurrent liabilities	-	(1,099,388)	-
Total	$-	$(2,364,323)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at September 30, 2022 and December 31, 2021. See additional detail in Note 7. Risk Management.

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

As of September 30, 2022, the Partnership’s derivative instruments were in a loss position. The Partnership recognized a current Derivative liability of approximately $3.9 million on the Partnership’s consolidated balance sheet. As of December 31, 2021, the Partnership’s derivative instruments were also in a loss position; therefore, the Partnership recognized total liabilities of approximately $2.4 million, of which $1.3 million was recorded as current in Derivative liability and $1.1 million was recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheet.

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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Settlement loss on matured derivatives	$(1,927,290)	$-	$(5,640,990)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	6,227,340	(2,230,604)	(1,167,463)	(1,627,844)
Gain (loss) on derivatives, net	$4,300,050	$(2,230,604)	$(6,808,453)	$(2,810,264)

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

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
10/2022 - 12/2022	NYMEX	Oil (bbls)	78,000	50.00 / 72.00
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

11/2022 - 12/2022	Henry Hub	Gas (MMbtu)	60,000	2.00 / 4.50
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	305,000	2.00 / 4.32

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through September 2022. For the three and nine months ended September 30, 2022, the Partnership paid distributions of $0.375891 and $1.047123, or $7.1 million and $19.9 million, respectively.

As described in Note 4. Debt, the Partnership was in compliance with its debt service coverage ratio at September 30, 2022, but the outstanding balance on the BF Credit Facility was greater than 50% of the current borrowing base. In September 2022, the Lender waived the restriction on Partnership distributions to its limited partners for the months of September 2022, October 2022 and November 2022, even if the Partnership’s utilization of its credit facility exceeds 50% of the current borrowing base. If the Partnership is not able to reduce its utilization of the BF Credit Facility by the end of the waiver period (and maintain compliance with its debt service coverage ratio), it may not be able to obtain similar waivers from the Lender and future distributions to limited partners may be restricted.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

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

For the three and nine months ended September 30, 2022, approximately $32,000 and $108,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2022, approximately $32,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheet. For the three and nine months ended September 30, 2021, approximately $29,000 and $91,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator provides administrative, operating and professional services necessary and useful to the Partnership. The Administrator also assists the General Partner with the day-to-day operations of the Partnership. The ASA became effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or ER12 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and nine months ended September 30, 2022, approximately $149,000 and $423,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and nine months ended September 30, 2021, approximately $129,000 and $420,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 10. Subsequent Events

In October 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field under a drilling program administered primarily by Whiting Petroleum Corporation (“Whiting”). As of September 30, 2022, approximately 68 of these 86 wells have been completed and were producing. The Partnership also has 18 wells that are in-process as of September 30, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $115 million, of which approximately $109 million had been incurred as of September 30, 2022. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of September 30, 2022, the Partnership owned an approximate 25% non-operated working interest in 281 producing wells, an estimated approximate 17% non-operated working interest in 18 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”).

Whiting and Oasis Petroleum Inc. (“Oasis”), two of the largest producers in the Williston basin of North Dakota, operated substantially all of the Sanish Field Assets through June 30, 2022. On July 1, 2022, Chord Energy Corporation (“Chord”, NASDAQ: CHRD) announced the successful completion of the combination of Whiting and Oasis. The Partnership has not experienced any disruption to its normal course business as a result of this transaction, and Chord continues to administer the ongoing drilling program described above.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC have further exacerbated supply shortages, causing oil prices to increase even more during the first nine months of 2022.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2022	2021	Change	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$91.43	$70.52	29.7%	$98.25	$65.04	51.1%
Natural gas (per Mcf)	$8.03	$4.35	84.6%	$6.74	$3.61	86.7%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$32,976,928	100.0%	$20,992,705	100.0%	57.1%	$82,902,788	100.0%	$48,476,254	100.0%	71.0%
Production expenses	4,402,718	13.4%	2,747,487	13.1%	60.2%	12,838,368	15.5%	8,270,708	17.1%	55.2%
Production taxes	2,602,071	7.9%	1,653,661	7.9%	57.4%	6,363,511	7.7%	3,749,060	7.7%	69.7%
Depreciation, depletion, amortization and accretion	5,777,217	17.5%	6,547,607	31.2%	-11.8%	14,856,872	17.9%	16,387,823	33.8%	-9.3%
General and administrative expenses	480,776	1.5%	325,168	1.5%	47.9%	1,556,868	1.9%	1,172,298	2.4%	32.8%

Production (BOE):
Oil	309,744		276,320		12.1%	737,830		677,815		8.9%
Natural gas	61,563		46,350		32.8%	164,098		137,014		19.8%
Natural gas liquids	52,673		39,520		33.3%	133,239		115,327		15.5%
Total	423,980		362,190		17.1%	1,035,167		930,156		11.3%

Average sales price per unit:
Oil (per Bbl)	$89.79		$64.74		38.7%	$93.86		$59.54		57.6%
Natural gas (per Mcf)	7.82		4.56		71.5%	7.04		4.40		60.0%
Natural gas liquids (per Bbl)	43.26		46.44		-6.8%	50.41		39.06		29.1%
Combined (per BOE)	77.78		57.96		34.2%	80.09		52.12		53.7%

Average unit cost per BOE:
Production expenses	10.38		7.59		36.9%	12.40		8.89		39.5%
Production taxes	6.14		4.57		34.4%	6.15		4.03		52.6%
Depreciation, depletion, amortization and accretion	13.63		18.08		-24.6%	14.35		17.62		-18.6%

Capital expenditures	$14,704,221		$4,374,019			$41,192,067		$17,698,191

Index

Oil, natural gas and NGL revenues

For the three months ended September 30, 2022, revenues from oil, natural gas and NGL sales were $33.0 million. Revenues for the sale of crude oil were $27.8 million, which resulted in a realized price of $89.79 per barrel. Revenues for the sale of natural gas were $2.9 million, which resulted in a realized price of $7.82 per Mcf. Revenues for the sale of NGLs were $2.3 million, which resulted in a realized price of $43.26 per BOE of sold production. For the three months ended September 30, 2021, revenues from oil, natural gas and NGL sales were $21.0 million. Revenues for the sale of crude oil were $17.9 million, which resulted in a realized price of $64.74 per barrel. Revenues for the sale of natural gas were $1.3 million, which resulted in a realized price of $4.56 per Mcf. Revenues for the sale of NGLs were $1.8 million, which resulted in a realized price of $46.44 per BOE of sold production.

For the nine months ended September 30, 2022, revenues from oil, natural gas and NGL sales were $82.9 million. Revenues for the sale of crude oil were $69.3 million, which resulted in a realized price of $93.86 per barrel. Revenues for the sale of natural gas were $6.9 million, which resulted in a realized price of $7.04 per Mcf. Revenues for the sale of NGLs were $6.7 million, which resulted in a realized price of $50.41 per BOE of sold production. For the nine months ended September 30, 2021, revenues from oil, natural gas and NGL sales were $48.5 million. Revenues for the sale of crude oil were $40.4 million, which resulted in a realized price of $59.54 per barrel. Revenues for the sale of natural gas were $3.6 million, which resulted in a realized price of $4.40 per Mcf. Revenues for the sale of NGLs were $4.5 million, which resulted in a realized price of $39.06 per BOE of sold production.

The Partnership’s results for the three and nine months ended September 30, 2022 were positively impacted by the significant increase in market prices of oil and natural gas when compared to the same periods of 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The Partnership has completed 62 new wells since the fourth quarter of 2019, of which 40 were completed and turned to sales during the second quarter of 2021 through the third quarter of 2022. Sold production volumes increased when comparing the three- and nine-month periods ended September 30, 2022 and 2021, as production from newly-completed wells has exceeded the natural production declines as wells age. The Partnership has already seen an immediate boost in production during the third quarter of 2022 in conjunction with the recent completion of 16 wells, and the Partnership anticipates its sold production volumes will continue to improve as the remaining 18 wells in process are completed. Sold production for the Sanish Field Assets was approximately 4,600 BOE and 3,800 BOE per day for the three and nine months ended September 30, 2022, respectively, while sold production for the Sanish Field Assets was approximately 3,900 BOE and 3,400 BOE per day for the three and nine months ended September 30, 2021.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were approximately 60-80% less during the three and nine months ended September 30, 2022 than those of the same periods of 2021, respectively.

Index

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued, but is anticipated to be completed by the end of 2022. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the three months ended September 30, 2022 and 2021, production expenses were $4.4 million and $2.7 million, respectively, and production expenses per BOE of sold production were $10.38 and $7.59, respectively. For the nine months ended September 30, 2022, production expenses were $12.8 million and $8.3 million, respectively, and production expenses per BOE of sold production were $12.40 and $8.89, respectively. Production expenses per BOE increased in the three and nine months ended September 30, 2022, in comparison to the same periods of 2021, as a result of (i) a rise in lease operating costs due to inflation; (ii) an increase in workover expenses as certain of the Partnership’s existing wells have required additional maintenance and/or rework to either maintain production efficiency or return to full production, and (iii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2022 and 2021 were $2.6 million (8% of revenue) and $1.7 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2022 and 2021 were $6.4 million (8% of revenue) and $3.7 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended September 30, 2022 and 2021 were $0.5 million and $0.3 million, respectively. General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $1.6 million and $1.2 million, respectively.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2022 and 2021 was $5.8 million and $6.5 million, and DD&A per BOE of sold production was $13.63 and $18.08, respectively. DD&A for the nine months ended September 30, 2022 and 2021 was $14.9 million and $16.4 million, and DD&A per BOE of sold production was $14.35 and $17.62, respectively. The decrease in DD&A expense per BOE of production in the first nine months of 2022 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2021 and June 30, 2022) resulting from changes in the future drill schedule.

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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Settlement loss on matured derivatives	$(1,927,290)	$-	$(5,640,990)	$(1,182,420)
Gain (loss) on mark-to-market of derivatives, net	6,227,340	(2,230,604)	(1,167,463)	(1,627,844)
Gain (loss) on derivatives, net	$4,300,050	$(2,230,604)	$(6,808,453)	$(2,810,264)

The Partnership’s oil production contracts that expired during the three months ended September 30, 2022 represented approximately 81,000 barrels of oil. The Partnership realized a loss of approximately $1.6 million, equating to an approximate loss of $19.56 per barrel, on its hedged oil production, and an approximate loss of $5.11 per barrel of total sold oil production for the third quarter of 2022. The Partnership’s natural gas production contracts that expired during the three months ended September 30, 2022 represented 90,000 MMBtu of produced natural gas. The Partnership realized a loss of approximately $0.3 million, equating to an approximate loss of $3.81 per MMBtu, on its hedged natural gas production, and an approximate loss $0.93 per MMBtu of total sold natural gas production for the third quarter of 2022.

The Partnership’s oil production contracts that expired during the nine months ended September 30, 2022 represented approximately 254,000 barrels of oil. The Partnership realized a loss of approximately $5.2 million, equating to an approximate loss of $20.62 per barrel, on its hedged oil production, and an approximate loss of $7.10 per barrel of total sold oil production through the first three quarters of 2022. The Partnership’s natural gas production contracts that expired during the nine months ended September 30, 2022 represented 290,000 MMBtu of produced natural gas. The Partnership realized a loss of approximately $0.4 million, equating to an approximate loss of $1.39 per MMBtu, on its hedged natural gas production, and an approximate loss $0.41 per MMBtu of total sold natural gas production through the first three quarters of 2022.

Index

The Partnership’s oil production contracts that expired during the three months ended September 30, 2021 represented approximately 99,000 barrels of oil. These oil production contracts were settled at no cost or benefit to the Partnership, as the contract prices on the dates of settlement were within the established floor and ceiling prices. The Partnership’s oil production contracts that expired during the nine months ended September 30, 2021 represented approximately 204,000 barrels of oil. The Partnership’s realized loss of approximately $1.2 million equated to an approximate loss of $5.80 per barrel of hedged oil production, and an approximate loss of $1.74 per barrel of total sold oil production for the nine months ended September 30, 2021. The Partnership’s natural gas production contracts that expired during the three and nine months ended September 30, 2021 represented 120,000 MMBtu and 240,000 MMBtu of produced natural gas, respectively; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three and nine months ended September 30, 2022 and 2021 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
10/2022 - 12/2022	NYMEX	Oil (bbls)	78,000	50.00 / 72.00
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

11/2022 - 12/2022	Henry Hub	Gas (MMbtu)	60,000	2.00 / 4.50
01/2023 - 09/2023	Henry Hub	Gas (MMbtu)	305,000	2.00 / 4.32

Interest expense, net

Interest expense, net, for the three months ended September 30, 2022 and 2021 was $0.4 million in both periods. The Partnership’s interest expense for the third quarter of 2022 did increase from the first half of 2022 due to an increase in borrowings on its BF Credit Facility as well as an increase in interest rates. Interest expense, net, for the nine months ended September 30, 2022 and 2021 was $0.9 million and $1.5 million, respectively.

The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2022 was interest expense on the BF Credit Facility. The primary component of Interest expense, net, during the three- and nine-month periods ended September 30, 2021 was interest expense on the BF Credit Facility, the Simmons Credit Facility (paid in full in May 2021) and a related-party term loan (paid in full in March 2021).

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

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income	$23,602,863	$7,042,790	$39,563,173	$14,633,169
Interest expense, net	411,333	445,388	915,543	1,452,932
Depreciation, depletion, amortization and accretion	5,777,217	6,547,607	14,856,872	16,387,823
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	(6,227,340)	2,230,604	1,167,463	1,627,844
Adjusted EBITDAX	$23,564,073	$16,266,389	$56,503,051	$34,101,768

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership generated approximately $43.5 million in cash flow from operating activities for the year ended December 31, 2021 and approximately $49.5 million in cash flow from operating activities for the nine months ended September 30, 2022. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility and used the initial closing proceeds of approximately $40 million from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility. From May 2021 through June 2022, the Partnership made principal payments on the BF Credit Facility of approximately $24 million using excess cash flow from operations.

The Partnership has incurred approximately $41.2 million in year-to-date capital expenditures through September 30, 2022 on new well investment. As of September 30, 2022, approximately 62 of the 80 wells in the Partnership’s current and ongoing drilling program have been completed and were producing, but the Partnership was only receiving revenue proceeds from 46 of the 62 completed wells. For non-operator, working-interest owners in oil and natural gas wells like the Partnership, there is a delay between when capital is invested to drill new wells and when the cash is actually received, as operators are permitted a grace period under the joint operating agreements that govern the operator and working interest owner relationship. Specific to the Partnership, to bridge the time gap from investment to incremental operational cash flow from the 16 wells not yet being paid out by its operator, the Partnership borrowed approximately $13 million on its credit facility during the third quarter of 2022 to pay its capital obligations as they became due under the drilling program. The Partnership made a principal payment on the BF Credit Facility of approximately $4 million in November 2022 and anticipates the receipt of incremental cash flow generated by newly-completed wells will allow the Partnership to make additional principal payments to reduce the utilization of the effective borrowing base below 50%. At the time of filing this Form 10-Q, the Partnership’s outstanding balance of its BF Credit Facility was approximately $26 million.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. In addition, the Partnership’s ability to make distributions to its limited partners is contingent on remaining compliant with all applicable covenants under the BF Credit Facility as well as ensuring the outstanding balance of the BF Credit Facility is at or below 50% of the Partnership’s current borrowing base (“Restricted Payment Clause”). The borrowings made in the third quarter of 2022 on the credit facility increased the Partnership’s utilization of its credit facility to a level that exceeds 50% of the Partnership’s current borrowing base. In September 2022, the lender group for the BF Credit Facility waived the Restricted Payment Clause on Partnership distributions to its limited partners for the months of September 2022, October 2022 and November 2022, even if the Partnership’s utilization of its credit facility exceeds 50% of the current borrowing base. If the Partnership is not able to reduce its utilization of the BF Credit Facility by the end of the waiver period (and maintain compliance with its other required covenants), it may not be able to obtain similar waivers from the Lender and future distributions to limited partners may be restricted.

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

Index

Financing

See further discussion of the Partnership’s BF Credit Facility in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q.

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

Distributions

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under the Simmons Loan Agreement and BF Loan Agreement (both described above) until certain conditions within those credit agreements had been met. In November 2021, the Partnership successfully met the required conditions under the BF Loan Agreement to resume distributions to limited partners. Subsequently, the General Partner approved a partial distribution in November 2021 and has paid full monthly distributions in December 2021 through September 2022. For the three and nine months ended September 30, 2022, the Partnership paid distributions of $0.375891 and $1.047123, or $7.1 million and $19.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of September 30, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $41.2 million and $17.7 million in capital expenditures for the nine months ended September 30, 2022 and 2021, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 80 new wells in the Sanish field. As of September 30, 2022, approximately 62 of these 80 wells have been completed and were producing; the Partnership has an approximate non-operated working interest of 21% in these 62 wells. The Partnership has an estimated approximate non-operated working interest of 17% in 18 wells that are in-process as of September 30, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 80 wells is approximately $107 million, of which approximately $101 million was incurred as of September 30, 2022.

The Partnership anticipates its operators will complete the remaining 18 wells during the next three to six months; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the majority of the approximate $5 to $8 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 18 wells in various stages of the drilling and completion process will be incurred during the remainder of 2022 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2022 and into 2023 and estimated capital expenditures could be significantly different from amounts actually invested. Because the Partnership’s operator is committed to drilling in the Sanish Field, the Partnership may be obligated to invest up to an additional $100 million in capital expenditures from 2023 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

Index

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2022, the Partnership declared and paid $2.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s BF Credit Facility is subject to a variable interest rate; information regarding this credit facility is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 4. Debt and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.1

Second Amendment to Credit Agreement dated as of August 22, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 26, 2022)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101

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

Date: November 14, 2022