Form 10-K
period 2022-12-31
Energy 11, L.P.
filed 2023-03-31
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2022 was $0.

As of March 31, 2023, the Partnership had 18,973,474 common units outstanding.

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

As of December 31, 2022, the Partnership owns an approximate 24% non-operated working interest in 293 producing wells, an estimated approximate 12% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”).

Business Objective

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and natural gas properties with development potential, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and natural gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been used to acquire the Sanish Field Assets and develop these assets.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 80 of these 86 wells have been completed and were producing at December 31, 2022. The Partnership has six wells that are in-process as of December 31, 2022, which are anticipated to be completed in the first half of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $116 million had been incurred as of December 31, 2022.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East and Russia; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the outbreak of COVID-19 in December 2019; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Index

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC have further exacerbated supply shortages. In 2022, oil market prices averaged over $90 per barrel, with a peak in second quarter at over $120 per barrel. In addition, natural gas market prices averaged $6.45 per MMBtu in 2022, approximately 68% higher than 2021.

Consistent with non-operators of well interests within the industry, the Partnership engages in oil and natural gas well development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include the Partnership’s acreage. The Partnership relies on its operators to propose, permit and initiate the drilling of wells. The Partnership assesses each drilling opportunity on a case-by-case basis and participates in wells that expect to meet a desired return based upon estimates of recoverable oil and natural gas, expected oil and gas prices, expertise of the operator and completed well cost from each project, as well as other factors.

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

	Year Ended December 31,		Percent
	2022	2021	Change

Sold production (BOE):
Oil	1,054,619	967,069	9.1%
Natural gas	221,666	193,321	14.7%
Natural gas liquids	190,503	164,851	15.6%
Total	1,466,788	1,325,241	10.7%

Average sales price per unit:
Oil (per Bbl)	$89.85	$63.49	41.5%
Natural gas (per Mcf)	6.49	4.75	36.6%
Natural gas liquids (per Bbl)	45.41	43.62	4.1%
Combined (per BOE)	76.38	55.91	36.6%

Average unit cost per BOE:
Production costs
Production expenses	12.07	8.77	37.6%
Production taxes	6.21	4.30	44.4%
Total production costs	18.28	13.07	39.9%
Depreciation, depletion, amortization and accretion	14.30	16.96	-15.7%

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. The Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners in November 2021. For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $0.189863 per common unit, or $3.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Index

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2022:

	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBOE)	Standardized Measure (2)
						(in thousands)
Proved Reserves (1)
PDP Properties	254	11,824	14,612	2,080	16,340	$421,322
PDNP Properties	39	1,136	1,935	275	1,734	34,550
PUD Properties	63	8,072	7,930	1,128	10,522	192,338
Total Proved Reserves	356	21,032	24,477	3,483	28,596	$648,210

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

The Partnership’s proved reserves as of December 31, 2022 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $90.51 per barrel of oil, $6.75 per MMcf of natural gas and $40.28 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2022 were below the 2022 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2022, the Partnership had PUDs of approximately 10,522 MBOE, or approximately 37% of total proved reserves. Total PUDs at December 31, 2021 were 6,627 MBOE. The following table reflects the changes in PUDs during 2022:

BOE
Proved undeveloped reserves, December 31, 2021	6,627,133
Revisions of previous estimates (1)	7,803,541
Extensions, discoveries and other additions (2)	1,614,430
Conversion to proved developed reserves (3)	(5,523,017)
Proved undeveloped reserves, December 31, 2022	10,522,087

(1)

The annual review of the PUDs resulted in a positive revision of approximately 7,804 MBOE. This revision was the result of 8,177 MBOE of upward adjustments attributable to changes in the future drill schedule and offset by 373 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2022 to December 31, 2021.

(2)	In 2022, extensions, discoveries and other additions of 1,614 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(3)

The Partnership completed 27 new wells during 2022; therefore, the Partnership converted these 27 wells to proved developed reserves during 2022, which resulted in a downward adjustment to PUDs of 5,523 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. For example, the Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. All of the Partnership’s PUDs at December 31, 2022 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to global supply and demand fluctuations, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2022 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2022:

	December 31, 2022
	Gross	Net
Oil wells:
Sanish Field	296	72.0

Of the total well count for 2021, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2022, the Partnership had 293 currently producing wells and three shut-in wells. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2022, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	20,347	6,303	14,931	4,625	35,278	10,928

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

Delivery Commitments

As of December 31, 2022, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Chord, as the primary operator of Partnership’s properties, operates 99% of the Partnership’s wells and sold approximately 99% of the Partnership’s production on the Partnership’s behalf in 2022.

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

Index

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, in September 2022, the EPA proposed to designate as hazardous two highly prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (PFAS): perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS). If finalized, the rulemaking would require entities to report to regulators releases of PFOA and PFOS above reportable quantities, and the rulemaking is likely to culminate in new cleanup obligations for these chemicals. In the future, the Partnership could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

Index

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, the EPA and the U.S. Army Corps finalized in December 2022 a rule that in practice restores the old definition and will be effective in March 2023. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

In August 2020, the EPA removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving this final rule. The resolution had the effect of reinstating the 2012 and 2016 VOC and methane standards for the transmission and storage segment, as well as the methane standards for the production and processing segments.

Further, on November 2, 2021 the EPA proposed a rule to significantly reduce methane emissions from both existing and future oil and gas operations. In November 2022, the EPA proposed a supplemental rule that significantly expands on the November 2021 proposal. The November 2022 rule requires additional reductions of methane and VOC emissions from new, modified or reconstructed oil and natural gas facilities and includes first-time presumptive standards for existing oil and gas facilities.

In addition, the new proposal introduces a monitoring approach that would ensure all well sites are regularly monitored for leaks, also known as “fugitive emissions.” Wellhead-only sites would no longer be excluded. The new proposal would base the type and frequency of monitoring on the amount and types of equipment at a site, rather than on estimated emissions from a site. Control devices would be subject to continuous monitoring and regular inspections. EPA is also proposing to limit the use of flares for eliminating venting of associated gas from oil wells, and instead would require well owners/operators to route associated gas to a sales line, use the gas for fuel or another beneficial purpose, or reinject it into a well.

The rules proposed in November 2021 and 2022 have not yet been finalized.

In November 2018, the EPA revised a previously stayed rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the Clean Air Act, an outcome that could result in costs and delays to the Partnership’s operations.

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. BLM’s rule was challenged and struck down in federal court in 2020. In November 2022, the BLM proposed a new rule that limits monthly royalty-free natural gas flaring at wells on federal and tribal lands and strengthens requirements to mitigate waste from these wells, including through the implementation of a leak detection and repair program.

In November 2021, the Department of Transportation finalized rules that brought, for the first time, significant miles of natural gas gathering pipelines under federal safety regulation and imposed new requirements to report incidents, including methane leaks, from these pipelines.

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

Index

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized a rule that reverses most of the rollbacks introduced through the Trump-era regulations. The new revisions represent the first of two phases of NEPA rulemaking planned by the Biden administration, and focus on: providing agencies with more flexibility to define the purpose and need of a proposed action; establishing NEPA procedures as a floor rather than a ceiling; and restoring and clarifying the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice.

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

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In June 2022, in a case called West Virginia v. U.S. Environmental Protection Agency, the United States Supreme Court held that the “major questions” doctrine limits EPA’s power to curtail GHG emissions by requiring power plants to shift generation to lower emitted fuel sources. The case involved a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, EPA has committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

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

Index

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In June 2021, the Fish and Wildlife Service under the Biden administration stated its plan to rescind or revise most of the 2019 revisions. As of the end of 2022, some of this revisionary rulemaking had been completed while others were ongoing. Pursuant to a number of federal court rulings in 2022, any unamended 2019 Trump-era rules under the ESA are expected to remain in place until the Fish and Wildlife Service changes them, which changes the agency expects to finalize in 2024.

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

Index

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

Index

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

At December 31, 2022, Chord operates substantially all of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Chord, or the Partnership’s other operator, to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Chord and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

The Partnership has experienced higher costs in 2022 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

The Partnership has acquired oil and natural gas properties that are not fully developed, and require that the Partnership engage in drilling to fully exploit the reserves attributable to the properties. The Partnership’s drilling, completed by its operators, will involve numerous risks, including the risk that the Partnership will not encounter commercially productive oil or natural gas reservoirs. The Partnership may incur significant expenditures to drill and complete wells, including cost overruns. Additionally, current geoscience technology may not allow the Partnership to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that the Partnership will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to holders of the Partnership’s common units and for servicing any debt obligations.

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

If the Partnership were presented with an exploration or development drilling or other opportunity on its properties, and funding the opportunity would require the Partnership’s cash that is required to be distributed to limited partners in order to follow its distribution policy or for other purposes approved by the General Partner, the General Partner may elect to cause the Partnership to sell or farm-out the opportunity or decline to participate in the opportunity, even if the General Partner determines that the opportunity could have a favorable rate of return. The General Partner will have the right to cause the Partnership to participate in opportunities that will use the Partnership’s cash otherwise than in accordance with the distribution policy if the General Partner determines that pursuing such opportunity is in the best interests of the Partnership.

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

The decision to sell the Partnership’s properties or merge with another entity will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of the Partnership’s assets, the projected amount of the Partnership’s oil and gas reserves, general economic conditions and other factors that are out of the Partnership’s control. In addition, the ability to list the Partnership’s common units on a national securities exchange will depend on a number of factors, including the state of the U.S. securities markets, the Partnership’s ability to meet the listing requirements of national securities exchanges, securities laws and regulations and other factors. If the Partnership is unable to either sell its properties, merge or list the common units on a national securities exchange in accordance with its current plans, limited partners may be unable to sell or otherwise transfer common units and limited partners may lose some or all of their investment. The Partnership Agreement does not obligate the General Partner to cause a liquidity event within a particular timeline. The timing of a liquidity event will be dependent upon many factors, including prevailing market conditions, and the Partnership Agreement gives the Partnership flexibility on timing so that the Partnership is not forced to act during periods of low oil and gas prices, or other disadvantageous situations.

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

Index

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. Despite being organized as a partnership under state law, the Partnership will be treated as a corporation for U.S. federal income tax purposes unless it satisfies the “qualifying income” requirement. Based on the Partnerships current operations, we believe the Partnership satisfies the qualifying income requirement. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

If the Partnership was treated as a corporation for U.S. federal income tax purposes, the Partnership would pay federal income tax on the Partnership’s taxable income at the corporate tax rate, which, effective January 1, 2018, is currently a maximum of 21% and likely would pay state income tax at varying rates. Distributions to a limited partner would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to a limited partner. Because a tax would be imposed upon the Partnership as a corporation, cash available for distribution to a limited partner would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to the limited partners, likely causing a substantial reduction in the value of the Partnership’s common units.

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

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Partnership. It may be necessary to resort to administrative or court proceedings to sustain some or all of the Partnership’s counsel’s conclusions or the positions the Partnership takes. A court may not agree with all of the Partnership’s counsel’s conclusions or positions the Partnership takes. Any contest with the IRS may materially and adversely impact the value of the Partnership’s units. In addition, costs incurred in any contest with the IRS will be borne indirectly by limited partners and the General Partner because the costs will reduce the Partnership’s cash available for distribution. In addition, a successful IRS challenge to the Partnership’s U.S. federal income tax positions could adversely affect the amount, character and timing of taxable income or loss allocated to limited partners.

If the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to limited partners might be substantially reduced.

If the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership. To the extent possible under these rules, the General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Partnership is eligible, issue a revised Schedule K-1 to each limited partner with respect to an audited and adjusted return. Although the General Partner may elect to have limited partners take such audit adjustment(s) into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, the Partnership’s current limited partners may bear some or all of the tax liability resulting from such audit adjustment(s), even if such limited partners did not own units in the Partnership during the tax year under audit. If, as a result of any such audit adjustment, the Partnership is required to make payments of taxes, penalties and interest, cash available for distribution to limited partners might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Index

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in Partnership common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, much of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs, will be unrelated business income and will be taxable to them. Similarly, much of the Partnership’s income allocable to non-U.S. persons will constitute effectively connected U.S. trade or business income, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income. Non-U.S. and tax-exempt limited partners should consult their tax advisors regarding the tax implications to them of on an investment in Partnership’s common units.

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

A limited partner will likely be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in the Partnership’s common units.

In addition to federal income taxes, a limited partner will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Partnership does business or owns property, even if a limited partner does not live in any of those jurisdictions. A limited partner will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, a limited partner may be subject to penalties for failure to comply with those requirements. It is the responsibility of each limited partner to file its own federal, state and local tax returns, as applicable.

The Partnership may be required to remit federal or state income taxes to applicable taxing authorities on behalf of its limited partners.

The IRS requires that federal income tax be withheld with respect to taxable income allocable to partners who are non-residents of the United States. Similarly, many states require that partnerships make tax payments on behalf of partners who are non-residents of the state. Although many states have exceptions for publicly traded partnerships, the Partnership may not qualify for these exceptions based upon the precise legal definitions involved. If the Partnership is required to remit income tax on behalf of its limited partners, the Partnership Agreement permits such withholdings to be treated as a distribution to the affected partners, since the amounts remitted represent a payment of income tax on behalf of the affected partners.

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. Discussions with the state of North Dakota are ongoing, and a resolution may be reached that entails the Partnership making a payment of taxes on behalf of certain limited partners to the state. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

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

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2022, there were approximately 19.0 million common units outstanding, which were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2022 of $23.07 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2022. The developed per common unit value range is $22.55 – $24.15. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/22
(unaudited)

Estimated fair value of oil and gas properties	$510,762
Estimated fair value of cash and cash equivalents	3,053
Estimated fair value of other assets and liabilities, net	(1,654)
Estimated fair value of outstanding debt	(22,600)
Estimated fair value of preferred distribution rights above Payout	(51,817)
Estimated fair value of equity	$437,744

Common units outstanding	18,973

Estimated value per common unit	$23.07

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2022. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2022. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2022. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2022 based on general market conditions and its maturity. The preferred distribution rights represent the Incentive Distribution Rights, the Class B units and a contingent incentive fee due to the Dealer Manager, as defined in the Partnership’s prospectus, which receive a percentage of the excess if any of the proceeds received by the common units from the Partnership’s assets and liabilities exceed $20.00 per common unit (“Payout”). The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2023, which ranges from $79.47 per barrel to $64.14 per barrel as of January 1, 2023 to December 31, 2027, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2023, which ranges from $4.24 per Mcf to $4.50 per Mcf as of January 1, 2023 to December 31, 2027, and then held flat thereafter at a price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of -$3.11 per barrel of oil
-	Weighted average natural gas differential of +$0.36 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using 43.0% of NYMEX oil price
-	Weighted average natural gas shrink of 33.0%
-	NGL yield of 95.34 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing
-	Weighted average G&P expense on the production and sale of oil of $0.53 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $2.75 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $11.50 per barrel of oil equivalent

Index

•	Total gross fixed lease operating expenses per well estimated at $5,500 per month
•	Total net variable lease operating and workover expenses per well estimated at $4.10 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated at $7.2 million per well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $0.52 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.08 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $0.70 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $0.46 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.44 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.67 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2022 and 2021, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. The Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners in November 2021. For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $0.189863 per common unit, or $3.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Neither the Partnership nor the General Partner has adopted an equity compensation plan.

Item 6. [Reserved]

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 80 of those 86 wells have been completed and were producing at December 31, 2022. The Partnership has six wells that are in-process as of December 31, 2022; the six wells are anticipated to be completed in the first quarter of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $116 million had been incurred as of December 31, 2022. See additional detail in “Oil and Natural Gas Properties” below.

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2022, the Partnership owns an approximate 24% non-operated working interest in 293 producing wells, an estimated approximate 12% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC have further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Average oil and natural gas market prices for 2022 were approximately 39% and 66% higher than 2021, respectively. Commodity prices did fall through the second half of the year, with fourth quarter 2022 averages of $82.64 for oil and $5.55 per MMBtu for natural gas.

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Percent
	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$94.33	$68.11	38.5%
Natural gas (per Mcf)	$6.45	$3.89	65.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2022 and 2021. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $90.51 per barrel of oil, $6.75 per MMcf of natural gas and $40.28 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $60.08 per barrel of oil, $3.72 per MMcf of natural gas and $26.62 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2022 and 2021.

Results of Operations for Years 2022 and 2021

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$112,030,792	100.0%	$74,098,163	100.0%	51.2%
Production expenses	17,706,793	15.8%	11,619,322	15.7%	52.4%
Production taxes	9,108,473	8.1%	5,700,579	7.7%	59.8%
Depreciation, depletion, amortization and accretion	20,974,139	18.7%	22,473,437	30.3%	-6.7%
General and administrative expenses	2,074,306	1.9%	1,516,357	2.0%	36.8%

Sold production (BOE):
Oil	1,054,619		967,069		9.1%
Natural gas	221,666		193,321		14.7%
Natural gas liquids	190,503		164,851		15.6%
Total	1,466,788		1,325,241		10.7%

Average sales price per unit:
Oil (per Bbl)	$89.85		$63.49		41.5%
Natural gas (per Mcf)	6.49		4.75		36.6%
Natural gas liquids (per Bbl)	45.41		43.62		4.1%
Combined (per BOE)	76.38		55.91		36.6%

Average unit cost per BOE:
Production expenses	12.07		8.77		37.6%
Production taxes	6.21		4.30		44.4%
Depreciation, depletion, amortization and accretion	14.30		16.96		-15.7%

Capital expenditures	$49,285,758		$24,078,339

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2022 and 2021, revenues for oil, natural gas and NGL sales were $112.0 million and $74.1 million, respectively. Revenues for the sale of oil were $94.8 million and $61.4 million, which resulted in realized prices of $89.85 and $63.49 per barrel, respectively. Revenues for the sale of natural gas were $8.6 million and $5.5 million, which resulted in realized prices of $6.49 and $4.75 per Mcf, respectively. Revenues for the sale of NGL were $8.6 million and $7.2 million, which resulted in realized prices of $45.41 and $43.62 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2022 were approximately $80.50 per barrel of oil, $4.90 per Mcf of natural gas and $33.75 per BOE of NGL, compared to fourth quarter of 2021 realized prices of approximately $72.73 per barrel of oil, $5.62 per Mcf of natural gas and $54.23 per BOE of NGL.

The Partnership’s results for the year ended December 31, 2022 were positively impacted by the significant increase in market prices of oil and natural gas when compared to the year ended December 31, 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The Partnership has completed 74 new wells since the fourth quarter of 2019, of which 52 were completed and turned to sales during the second quarter of 2021 through December 31, 2022. Sold production volumes increased when comparing the three-month periods and years ended December 31, 2022 and 2021, as production from newly-completed wells has exceeded the natural production declines as wells age. The Partnership experienced an immediate boost in production during the third and fourth quarters of 2022 in conjunction with the recent completion of 28 wells. Sold production for the Sanish Field Assets was approximately 4,700 BOE per day for the fourth quarter of 2022, compared to 4,300 BOE per day for the fourth quarter of 2021. Sold production for the Sanish Field Assets was approximately 4,000 BOE and 3,600 BOE per day for the years ended December 31, 2022 and 2021, respectively.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials were approximately 63% less per barrel during 2022 than 2021.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the years ended December 31, 2022 and 2021, production expenses were $17.7 million and $11.6 million, respectively, and production expenses per BOE of sold production were $12.07 and $8.77, respectively. Production expenses for the fourth quarters of 2022 and 2021 were $4.9 million and $3.3 million, respectively, and production expenses per BOE of sold production were $11.28 and $8.48, respectively. Production expenses per BOE increased in the quarter and year ended December 31, 2022, in comparison to same periods of 2021, as a result of (i) a rise in lease operating costs due to inflation; (ii) an increase in workover expenses as certain of the Partnership’s existing wells have required additional maintenance and/or rework to either maintain production efficiency or return to full production, and (iii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the years ended December 31, 2022 and 2021 were $9.1 million (8% of revenue) and $5.7 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2022 and 2021 were $2.7 million (9% of revenue) and $2.0 million (8% of revenue), respectively. Oil production comprised approximately 72% and 73% of the Partnership’s sold production volumes for the years ended December 31, 2022 and 2021, and 73% in both three-month periods ended December 31, 2022 and 2021.

General and administrative expenses

General and administrative costs for the years ended December 31, 2022 and 2021 were $2.1 million and $1.5 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The Partnership incurred higher legal fees during the year ended December 31, 2022.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2022 and 2021 was $21.0 million and $22.5 million, and DD&A per BOE of sold production was $14.30 and $16.96, respectively. DD&A for the fourth quarters of 2022 and 2021 was $6.1 million in both periods, and DD&A per BOE of sold production was $14.17 and $15.40, respectively. The decrease in DD&A expense per BOE of production during 2022 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves as of December 31, 2022 resulting from changes in the future drill schedule.

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

Index

In accordance with the Partnership’s previous credit facility, the Partnership was required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production for the period from August 2020 through February 2021. In July 2021, the Partnership began its risk management program required under the BancFirst Loan Agreement (see “Financing” below) by entering into costless collar derivative contracts for the period from July 2021 to September 2023.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021
Settlements on matured derivatives	$(6,603,660)	$(1,182,420)
Loss on mark-to-market of derivatives, net	(668,714)	(1,761,563)
Loss on derivatives	$(7,272,374)	$(2,943,983)

The Partnership’s oil production contracts that expired during 2022 represented 322,000 barrels of oil. The Partnership’s realized loss on its oil contracts of approximately $6.1 million equated to an approximate loss of $18.28 per barrel of oil. The Partnership’s natural gas production contracts that expired during 2022 represented 380,000 MMBtu of produced natural gas. The Partnership’s realized loss on natural gas contracts of approximately $0.5 million equated to an approximate loss of $1.41 per MMBtu of natural gas. The Partnership’s oil and natural gas production contracts that expired during the fourth quarter of 2022, which represented 78,000 barrels of oil and 90,000 MMBtu of produced natural gas, resulted in losses of approximately $10.65 per barrel of oil, or $0.8 million, and $1.47 per MMBtu of natural gas, or $0.1 million, respectively.

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

The mark-to-market (non-cash, unrealized) net losses recorded for the years ended December 31, 2022 and 2021 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

02/2023 - 09/2023	Henry Hub	Gas (MMbtu)	275,000	2.00 / 4.30

Interest expense, net

Interest expense, net, for the years ended December 31, 2022 and 2021 was $1.5 million and $1.8 million, respectively. The primary component of Interest expense, net, during the year ended December 31, 2022 was interest expense on the BancFirst Credit Facility (“BF Credit Facility”). The primary component of Interest expense, net, during the year ended December 31, 2021 was interest expense on the BF Credit Facility, the Affiliate Loan and the Simmons Credit Facility (including the write-off of unamortized capitalized loan costs associated with the Simmons Credit Facility). The Partnership maintained a lower outstanding balance on the BF Credit Facility during 2022, which led to reduced interest expense in 2022. However, the interest rate on the BF Credit Facility increased from 4.0% in January 2022 to 8.0% in December 2022, which will impact the Partnership’s interest expense during 2023.

Index

See more information on the Partnership’s credit facilities in “Note 4 – Debt” in Part II, Item 8 – Financial Statements and Supplementary Data appearing elsewhere in this Annual Report on Form 10-K.

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

The following table reconciles the Partnership’s GAAP net income (loss) to Adjusted EBITDAX for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income	$53,438,007	$28,049,650
Interest expense, net	1,456,700	1,794,835
Depreciation, depletion, amortization and accretion	20,974,139	22,473,437
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	668,714	1,761,563
Adjusted EBITDAX	$76,537,560	$54,079,485

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any.

The Partnership generated approximately $74.7 million and $43.5 million in cash flow from operating activities for the years ended December 31, 2022 and 2021. In May 2021, the Partnership successfully refinanced its existing Simmons Bank credit facility and used the initial closing proceeds of approximately $40 million from the refinancing with BancFirst to fully repay the outstanding balance on the Simmons credit facility.

The Partnership incurred approximately $49.3 million in capital expenditures during 2022 on new well investment. As of December 31, 2022, approximately 74 of the 80 wells in the Partnership’s current drilling program have been completed and were producing, but the Partnership was only receiving revenue proceeds from 62 of the 74 completed wells. For non-operator, working-interest owners in oil and natural gas wells like the Partnership, there is a delay between when capital is invested to drill new wells and when the cash is actually received, as operators are permitted a grace period under the joint operating agreements that govern the operator and working interest owner relationship. Specific to the Partnership, to bridge the time gap from investment to incremental operational cash flow, the Partnership borrowed on its credit facility during the third quarter of 2022 to pay its capital obligations as they became due under the drilling program. Using incremental cash flow received related to newly-completed wells, the Partnership has reduced its outstanding balance on the BF Credit Facility to approximately $18.5 million at the time of filing this Form 10-K.

Index

In conjunction with BancFirst’s semi-annual borrowing base redetermination process completed in March 2023, the BF Loan Agreement was amended, of which changes included a reduction in the Partnership’s borrowing base to a fixed $30 million. As a result, the Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. The March 2023 BF Loan Agreement amendment also eliminated the Restricted Payment Clause within the loan agreement, whereby the Partnership may now make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. Therefore, the General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BancFirst credit facility and capital expenditures for new wells.

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

Financing

See further discussion on the Partnership’s BF Credit Facility in “Note 4 – Debt” in Part II, Item 8 – Financial Statements and Supplementary Data appearing elsewhere in this Annual Report on Form 10-K.

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. The Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners in November 2021. For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million. In addition, the Partnership declared a distribution of $0.138082 per common unit, or approximately $2.6 million, in December 2022; the distribution was accrued as of December 31, 2022, included in Accounts payable and accrued expenses on the Partnership’s consolidated balance sheet, and was paid in January 2023 (see “Subsequent Events” below). For the year ended December 31, 2021, the Partnership declared and paid distributions of $0.189863 per common unit, or $3.6 million.

Index

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of December 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $49.3 million and $23.1 million in capital expenditures for the years ended December 31, 2022 and 2021, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 80 new wells in the Sanish field. As of December 31, 2022, approximately 74 of those 80 wells have been completed and were producing; the Partnership has an approximate non-operated working interest of 21% in these 74 wells. The Partnership has an estimated approximate non-operated working interest of 12% in 6 wells that are in-process as of December 31, 2022. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 61 wells is approximately $111 million, of which approximately $108 million was incurred as of December 31, 2022.

The Partnership anticipates its operators to complete the remaining 6 wells during the first quarter of 2023; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the approximate $2 to $4 million in capital expenditures to fully pay for its recently-completed wells and to complete the other 6 wells in various stages of the drilling and completion process will be incurred through the first quarter of 2023 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for 2023, and estimated capital expenditures could be significantly different from amounts actually invested. The Partnership anticipates that it may be obligated to invest an additional $15 to $20 million in capital expenditures in 2023, and an additional $75 to $80 million from 2024 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semiannual review based on current market conditions and future capital investment information provided by operators of the Sanish Field Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 10. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2022 and 2021.

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

Subsequent Events

In January 2023, the Partnership paid approximately $2.6 million, or $0.138082 per outstanding common unit, in distributions to its holders of common units.

In January 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.117671 per outstanding common unit for the month of January 2023. The distribution of approximately $2.2 million was paid on February 3, 2023 to common unit holders on record as of January 31, 2023.

In February 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2023. The distribution of approximately $2.3 million was paid on March 3, 2023 to common unit holders on record as of February 28, 2023.

In March 2023, the Partnership and its Lender of the BF Credit Facility entered into an amendment to the BF Loan Agreement, resulting in the following changes effective as of the date of the amendment: (i) the borrowing base is fixed at $30 million; (ii) the Monthly Commitment Reduction, previously stipulated to be $1 million, has been eliminated; and (iii) the Restricted Payment Clause, which previously required the Partnership’s outstanding balance to be at or below 50% of the effective borrowing base to make distributions, has been eliminated.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy 11, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, Partners’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2022, the net book value of the Partnership's oil and gas properties was $353.5 million, and depreciation, depletion and amortization (DD&A) expense was $21.0 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

Auditing the Partnership’s DD&A expense is especially complex because of the significant judgement by management in developing the estimate of proved oil and natural gas reserves and subjectivity of inputs used in estimating unit-of-production method based upon those reserves.

How We Addressed the Matter in Our Audit

Our audit procedures over the Partnership’s calculation of DD&A expense included, among others, evaluating the professional qualifications of the petroleum engineers and the Partnership’s management who performed the detailed preparation and review of the reserve estimates, respectively. We evaluated the completeness and accuracy of the financial data and inputs described above used by the petroleum engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation, when available, and by identifying and evaluating corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the unit-of-production calculations and compared the proved oil and natural gas reserves amounts used to calculate DD&A expense to the Partnership’s reserve report.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2021.

Richmond, Virginia

March 31, 2023

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$3,053,120	$912,828
Accounts receivable	17,173,549	15,118,535
Other current assets, net	317,248	317,497
Total Current Assets	20,543,917	16,348,860

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $119,045,055 and $98,150,833, respectively	353,519,338	325,032,321
Other assets	23,654	165,578
Total Assets	$374,086,909	$341,546,759

Liabilities
Accounts payable and accrued expenses	$15,170,168	$9,847,984
Derivative liability	3,173,965	1,264,935
Total Current Liabilities	18,344,133	11,112,919

Revolving credit facility	22,600,000	23,000,000
Asset retirement obligations	1,966,738	1,791,341
Derivative liability - noncurrent	-	1,099,388
Total Liabilities	42,910,871	37,003,648

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	331,177,765	304,544,838
General partner's interest	(1,727)	(1,727)
Class B units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	331,176,038	304,543,111

Total Liabilities and Partners’ Equity	$374,086,909	$341,546,759

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenues
Oil	$94,755,037	$61,396,251
Natural gas	8,625,891	5,511,526
Natural gas liquids	8,649,864	7,190,386
Total revenue	112,030,792	74,098,163

Operating costs and expenses
Production expenses	17,706,793	11,619,322
Production taxes	9,108,473	5,700,579
General and administrative expenses	2,074,306	1,516,357
Depreciation, depletion, amortization and accretion	20,974,139	22,473,437
Total operating costs and expenses	49,863,711	41,309,695

Operating income	62,167,081	32,788,468

Loss on derivatives, net	(7,272,374)	(2,943,983)
Interest expense, net	(1,456,700)	(1,794,835)
Total other expense, net	(8,729,074)	(4,738,818)

Net income	$53,438,007	$28,049,650

Basic and diluted net income per common unit	$2.82	$1.48

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balance December 31, 2020	18,973,474	$280,347,549	62,500	$-	$(1,727)	$280,345,822

Distributions declared and paid to common units ($0.189863 per unit)	-	(3,602,361)	-	-	-	(3,602,361)
Estimated state tax withholding for limited partners	-	(250,000)	-	-	-	(250,000)
2021 Net income	-	28,049,650	-	-	-	28,049,650
Balance December 31, 2021	18,973,474	304,544,838	62,500	-	(1,727)	304,543,111

Distributions declared to common units ($1.396164 per unit)	-	(26,490,080)	-	-	-	(26,490,080)
Estimated state tax withholding for limited partners	-	(315,000)	-	-	-	(315,000)
2022 Net income	-	53,438,007	-	-	-	53,438,007
Balance December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Cash flow from operating activities:
Net income	$53,438,007	$28,049,650

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	20,974,139	22,473,437
Loss on mark-to-market of derivatives, net	668,714	1,761,563
Non-cash expenses, net	141,924	202,897

Changes in operating assets and liabilities:
Accounts receivable	(2,055,014)	(9,227,564)
Other assets	249	(26,331)
Accounts payable and accrued expenses	1,573,440	240,592

Net cash flow provided by operating activities	74,741,459	43,474,244

Cash flow from investing activities:
Additions to oil and natural gas properties	(48,330,981)	(18,020,757)

Net cash flow used in investing activities	(48,330,981)	(18,020,757)

Cash flow from financing activities:
Cash paid for loan costs	-	(402,117)
Proceeds from BancFirst revolving credit facility	13,600,000	40,063,389
Payments on BancFirst revolving credit facility	(14,000,000)	(17,063,389)
Payments on Simmons revolving credit facility	-	(40,000,000)
Payments on affiliate term loan	-	(6,000,000)
Distributions paid to limited partners	(23,870,186)	(3,602,361)

Net cash flow used in financing activities	(24,270,186)	(27,004,478)

Increase (decrease) in cash and cash equivalents	2,140,292	(1,550,991)
Cash and cash equivalents, beginning of period	912,828	2,463,819

Cash and cash equivalents, end of period	$3,053,120	$912,828

Interest paid	$1,260,325	$1,553,451

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$8,544,187	$7,589,409

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, the Partnership owns an approximate 24% non-operated working interest in 293 producing wells, an estimated approximate 12% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Accounts Receivable and Concentration of Credit Risk

For the year ended December 31, 2022, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Partnership’s oil and natural gas properties in North Dakota (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2022 and 2021, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2020	$1,564,105
Well additions	139,343
Accretion	87,893
Revisions in estimated cash flows	-
Balance as of December 31, 2021	1,791,341
Well additions	95,480
Accretion	97,588
Revisions in estimated cash flows	(17,671)
Balance as of December 31, 2022	$1,966,738

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. Discussions with the state of North Dakota are ongoing, and a resolution may be reached that entails the Partnership making a payment of taxes on behalf of certain limited partners to the state. Therefore, the Partnership has recorded an estimate of North Dakota tax withholding on behalf of these certain non-resident limited partners for the tax years of 2021 and 2022 of approximately $0.6 million. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2022 and 2021, there were no such costs accrued.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2022 and 2021. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 80 of those 86 wells have been completed and were producing at December 31, 2022. The Partnership has 6 wells that are in-process as of December 31, 2022, which are expected to be completed during the first quarter of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $116 million had been incurred as of December 31, 2022.

The Partnership estimates the approximate $2 to $4 million in capital expenditures to fully pay for its recently-completed wells along with the remaining 6 wells in various stages of drilling and completion will be incurred through the first quarter of 2023 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures and estimated capital expenditures could be significantly different from amounts actually invested.

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

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $400,000 and are being amortized over the life of the BF Credit Facility. Approximately $166,000 million of the deferred loan costs remain unamortized as of December 31, 2022; approximately $142,000 are included in Other current assets, net and the other approximate $24,000 is recorded in Other assets on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The Partnership’s borrowing base is reduced by a Monthly Commitment Reduction, which is currently stipulated to be $1 million. Therefore, as of December 31, 2022, the borrowing base was $41 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. In conjunction with the Lender’s March 1 redetermination analysis, the Partnership and Lender agreed to amend the BF Loan Agreement, including establishing a fixed borrowing base of $30 million and eliminating the Monthly Commitment Reduction. See additional information in Note 9. Subsequent Events. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Index

Also, the BF Loan Agreement requires to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled semi-annual redeterminations described above. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any additional hedging requirements under the amended BF Loan Agreement as of December 31, 2022.

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

As amended in March 2023, the Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. The March 2023 amendment to the BF Loan Agreement eliminated the restriction on the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility was greater than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base (“Restricted Payment Clause”). See additional information in Note 9. Subsequent Events..

At December 31, 2022, the outstanding balance on the BF Credit Facility was approximately $22.6 million, and the interest rate was 8.00%. The Partnership was in compliance with its applicable covenants at December 31, 2022.

As of December 31, 2022 and 2021, the outstanding balances on the BF Credit Facility were approximately $22.6 million and $23.0 million, respectively, which approximated the fair market value. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,173,965)	$-
Total	$-	$(3,173,965)	$-

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,264,935)	$-
Commodity derivatives - noncurrent liabilities	$-	$(1,099,388)	$-
Total	$-	$(2,364,323)	$-

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

Index

As of December 31, 2022, the Partnership’s derivative instruments were in a loss position. The Partnership has recognized a total liability of approximately $3.2 million, of which the full balance has been recorded as current in Derivative liability on the Partnership’s consolidated balance sheet as of December 31, 2022. The Partnership’s derivative instruments were also in a loss position as of December 31, 2021. The Partnership recognized a total liability of approximately $2.4 million, of which $1.3 million has been recorded as current in Derivative liability and $1.1 million has been recorded as Derivative liability – noncurrent on the Partnership’s consolidated balance sheet as of December 31, 2021. These current and noncurrent derivative liabilities as of December 31, 2022 and 2021 approximate fair value.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents the settlement losses of matured derivative instruments and non-cash mark-to-market losses for the periods presented.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Settlements on matured derivatives	$(6,603,660)	$(1,182,420)
Loss on mark-to-market of derivatives, net	(668,714)	(1,761,563)
Loss on derivatives	$(7,272,374)	$(2,943,983)

Settlements on matured derivatives reflect realized gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains or losses represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains or losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
01/2023 - 09/2023	NYMEX	Oil (bbls)	224,000	50.00 / 69.72

02/2023 - 09/2023	Henry Hub	Gas (MMbtu)	275,000	2.00 / 4.30

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

In March 2020, the General Partner approved the suspension of distributions to limited partners of the Partnership in response to market volatility caused by the onset of the COVID-19 pandemic and the impact on the Partnership’s operating cash flows. Further, the Partnership was restricted in making distributions to limited partners under its credit agreements with Simmons Bank (paid off in full in May 2021) and BancFirst (entered in May 2021) until certain conditions within those credit agreements had been met. The Partnership successfully met the required conditions under its BancFirst credit agreement to resume distributions to limited partners in November 2021. The outstanding balance on the BF Credit Facility increased to an amount greater than 50% of the applicable borrowing base during the third quarter of 2022, which required the Partnership to obtain a temporary waiver of the Restricted Payment Clause within the BF Loan Agreement from the Lender in September 2022 to make distributions to its limited partners for the months of September 2022, October 2022 and November 2022.

The Partnership declared a distribution of $0.138082 per common unit, or approximately $2.6 million, in December 2022. The distribution was accrued as of December 31, 2022, included in Accounts payable and accrued expenses on the Partnership’s consolidated balance sheet, and was paid in January 2023. Prior to the distribution payment made in January 2023, the Partnership had made an approximate $2.6 million principal payment on the BF Credit Facility to bring the Partnership in compliance with the Restricted Payment Clause at time of payment. The Restricted Payment Clause was eliminated from the BF Loan Agreement in the March 2023 amendment to the BF Loan Agreement, as described in Note 9. Subsequent Events.

For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $0.189863 per common unit, or $3.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

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

For the years ended December 31, 2022 and 2021, approximately $165,000 and $135,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2022 and 2021, approximately $57,000 and $44,000, respectively, was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the years ended December 31, 2022 and 2021, approximately $634,000 and $586,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator, respectively.

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

Note 9. Subsequent Events

In January 2023, the Partnership paid approximately $2.6 million, or $0.138082 per outstanding common unit, in distributions to its holders of common units.

Index

In January 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.117671 per outstanding common unit for the month of January 2023. The distribution of approximately $2.2 million was paid on February 3, 2023 to common unit holders on record as of January 31, 2023.

In February 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2023. The distribution of approximately $2.3 million was paid on March 3, 2023 to common unit holders on record as of February 28, 2023.

In March 2023, the Partnership and its Lender of the BF Credit Facility entered into an amendment to the BF Loan Agreement, resulting in the following changes effective as of the date of the amendment: (i) the borrowing base is fixed at $30 million; (ii) the Monthly Commitment Reduction, previously stipulated to be $1 million, has been eliminated; and (iii) the Restricted Payment Clause, which previously required the Partnership’s outstanding balance to be at or below 50% of the effective borrowing base to make distributions, has been eliminated.

Note 10. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2022 and 2021 is as follows:

	2022	2021
Producing properties	$296,175,283	$246,974,543
Non-producing	176,389,110	176,208,611
	472,564,393	423,183,154
Accumulated depreciation, depletion and amortization	(119,045,055)	(98,150,833)
Net capitalized costs	$353,519,338	$325,032,321

Costs Incurred

For the years ended December 31, 2022 and 2021, the Partnership incurred the following costs in oil and natural gas producing activities:

	2022	2021
Development costs	$49,381,239	$24,217,681

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

Index

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2022, 2021 and 2020.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2022, 2021 and 2020, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2020	14,414,175	16,798,230	2,628,494	19,842,374
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	1,484,190	1,680,394	241,907	2,006,163
Revisions of previous estimates (2)	1,169,401	3,581,458	301,081	2,067,393
Production	(967,069)	(1,159,929)	(164,851)	(1,325,243)
December 31, 2021	16,100,697	20,900,153	3,006,631	22,590,687
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	1,266,835	1,125,029	160,090	1,614,430
Revisions of previous estimates (4)	4,719,015	3,782,400	508,067	5,857,482
Production	(1,054,619)	(1,329,995)	(190,503)	(1,466,788)
December 31, 2022	21,031,928	24,477,587	3,484,285	28,595,811

(1)	In 2021, extensions, discoveries and other additions of 2,006 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(2)

Revisions to previous estimates increased proved reserves by a net amount of 2,067 MBOE. These revisions result from 2,758 MBOE of upward adjustments attributable to changes in the future drill schedule, offset by 691 MBOE of downward adjustments attributable to well performance when comparing the Partnership’s reserve estimates at December 31, 2021 to December 31, 2020.

(3)	In 2022, extensions, discoveries and other additions of 1,614 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(4)

Revisions to previous estimates increased proved reserves by a net amount of 5,857 MBOE. These revisions result from 8,177 MBOE of upward adjustments attributable to changes in the future drill schedule and 164 MBOE of upward adjustments attributable caused by higher oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2022 to December 31, 2021, offset by 2,484 MBOE of downward adjustments attributable to well performance when comparing the Partnership’s reserve estimates at December 31, 2022 to December 31, 2021.

Index

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $90.51 per barrel of oil, $6.75 per MMcf of natural gas and $40.28 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $60.08 per barrel of oil, $3.72 per MMcf of natural gas and $26.62 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2022, 2021 and 2020 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2020	10,688,857	12,992,674	2,029,392	14,883,695
December 31, 2021	11,197,370	15,350,678	2,207,738	15,963,554
December 31, 2022	12,959,918	16,547,639	2,355,866	18,073,724

Proved undeveloped reserves:
December 31, 2020	3,725,318	3,805,556	599,102	4,958,679
December 31, 2021	4,903,327	5,549,475	798,893	6,627,133
December 31, 2022	8,072,010	7,929,948	1,128,419	10,522,087

The following details the changes in proved undeveloped reserves (PUD) for 2021 and 2022:

BOE
Proved undeveloped reserves, December 31, 2020	4,958,679
Revisions of previous estimates (1)	2,852,020
Extensions, discoveries and other additions (2)	2,006,163
Conversion to proved developed reserves (3)	(3,189,729)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2021	6,627,133
Revisions of previous estimates (4)	7,803,541
Extensions, discoveries and other additions (5)	1,614,430
Conversion to proved developed reserves (6)	(5,523,017)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2022	10,522,087

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

(4)

The annual review of the PUDs resulted in a positive revision of approximately 7,804 MBOE. This revision was the result of 8,177 MBOE of upward adjustments attributable to changes in the future drill schedule and offset by 373 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2022 to December 31, 2021.

(5)	In 2022, extensions, discoveries and other additions of 1,614 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(6)

The Partnership completed 27 new wells during 2022; therefore, the Partnership converted these 27 wells to proved developed reserves during 2022, which resulted in a downward adjustment to PUDs of 5,523 MBOE.

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

	2022	2021
Future cash inflows	$2,209,148,928	$1,125,263,104
Future production costs	(586,350,144)	(365,741,504)
Future development costs	(110,237,400)	(63,988,780)
Future net cash flows	1,512,561,384	695,532,820
10% annual discount	(864,351,720)	(387,348,180)
Standardized measure of discounted future net cash flows	$648,209,664	$308,184,640

Changes in the standardized measure of discounted future net cash flows are as follows:

	2022	2021
Standardized measure at beginning of period	$308,184,640	$72,886,760
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	49,126,990	25,896,564
Sales of oil, natural gas and NGLs, net of production costs	(85,215,526)	(56,778,262)
Net changes in prices and production costs	240,520,851	167,970,653
Development costs incurred during the period	49,381,239	24,217,681
Revisions to previous estimates	150,980,130	96,257,622
Accretion of discount	30,861,199	7,298,783
Change in estimated future development costs	(95,629,859)	(29,565,161)
Standardized measure of discounted future net cash flows	$648,209,664	$308,184,640

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2022, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2022.

Name	Age	Position
Glade M. Knight	79	Chairman of the Board and Chief Executive Officer
David S. McKenney	60	Director and Chief Financial Officer and Secretary
Anthony Francis “Chip” Keating III	43	Director and Co-Chief Operating Officer
Michael J. Mallick	60	Director and Co-Chief Operating Officer
Clifford J. Merritt	62	President

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

Item 11. Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2022 and 2021. Since the only person being paid any compensation by the Partnership or the General Partner is Mr. Merritt, the Named Executive Officers only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2022	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2021	$—	$—	$—	$—

Clifford J. Merritt	2022	$181,645	$17,500	$—	$199,145
President	2021	$180,920	$27,500	$—	$208,420

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

For the years ended December 31, 2022 and 2021, Mr. Merritt’s annual base compensation was $350,000 and basic health benefits. Because Mr. Merritt is an employee of Administrator, the Partnership paid one-half of Mr. Merritt’s compensation and benefits during 2022 and 2021, while Energy Resources 12, L.P. (“ER12”) paid the other half. See more information on the Administrative Services Agreement below in Item 13, and elsewhere, of this Form 10-K. Mr. Merritt also has a 5% interest in the General Partner’s incentive distribution rights.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2022, other than the Incentive Distribution Rights.

Index

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2023 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

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

During the years ended December 31, 2022 and 2021, approximately $165,000 and $135,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the years ended December 31, 2022 and 2021, approximately $634,000 and $586,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. Effective January 1, 2021, Mr. Merritt’s annual base compensation was adjusted to $350,000 plus basic health benefits; the General Partner agreed to pay Mr. Merritt an annual base compensation of $175,000, plus benefits, and was paid through the Administrative Services Agreement described above. For the years ended December 31, 2022 and 2021, Mr. Merritt was paid $199,145 and $208,420 by the Partnership. The other half of Mr. Merritt’s compensation was paid by ER12, as permitted by ER12’s general partner, in accordance with the Administrative Services Agreement.

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

Item 14. Principal Accountant Fees and Services

Ernst and Young LLP (“EY”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2022. EY was selected and appointed as the Partnership’s independent registered public accounting firm on April 13, 2021.

Index

For the fiscal years ended December 31, 2022 and 2021, fees paid or payable to EY for services performed in connection with the audit of the 2022 and 2021 financial statements, 2022 and 2021 interim reviews and tax return preparation and compliance for 2022 and 2021 are included in the table below.

Audit Fees

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit fees	$200,000	$175,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$258,000	$233,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by EY during the years ended December 31, 2022 and 2021 were approved by the Board of Directors.

Index

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021

(iii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2022 and 2021

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

10.5

Second Amendment to Credit Agreement dated as of August 22, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 26, 2022)

10.6	Third Amendment to Credit Agreement dated effective as of March 24, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto*
21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants*
101

The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101

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

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 31, 2023
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 31, 2023
(principal financial and accounting officer)

/s/ Anthony F. Keating III	Director, Co-Chief Operating Officer	March 31, 2023

/s/ Michael J. Mallick	Director, Co-Chief Operating Officer	March 31, 2023