Form 10-Q
period 2023-03-31
Energy 11, L.P.
filed 2023-05-15
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$363,941	$3,053,120
Accounts receivable	19,074,444	17,173,549
Other current assets, net	212,564	317,248
Total Current Assets	19,650,949	20,543,917

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $125,636,288 and $119,045,055, respectively	347,918,148	353,519,338
Other assets	-	23,654
Total Assets	$367,569,097	$374,086,909

Liabilities
Revolving credit facility	$18,500,000	$-
Accounts payable and accrued expenses	8,341,113	15,170,168
Derivative liability	1,344,704	3,173,965
Total Current Liabilities	28,185,817	18,344,133

Revolving credit facility	-	22,600,000
Asset retirement obligations	1,994,236	1,966,738
Total Liabilities	30,180,053	42,910,871

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	337,390,771	331,177,765
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	337,389,044	331,176,038

Total Liabilities and Partners’ Equity	$367,569,097	$374,086,909

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Revenues
Oil	$24,976,638	$21,398,853
Natural gas	1,470,349	1,862,613
Natural gas liquids	1,920,000	2,230,457
Total revenue	28,366,987	25,491,923

Operating costs and expenses
Production expenses	6,727,225	4,662,086
Production taxes	2,226,208	1,919,957
General and administrative expenses	752,984	583,252
Depreciation, depletion, amortization and accretion	6,617,645	5,432,986
Total operating costs and expenses	16,324,062	12,598,281

Operating income	12,042,925	12,893,642

Gain (loss) on derivatives, net	1,412,708	(8,690,984)
Interest expense, net	(456,366)	(257,863)
Total other income (expense), net	956,342	(8,948,847)

Net income	$12,999,267	$3,944,795

Basic and diluted net income per common unit	$0.69	$0.21

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	$302,376,550	62,500	$-	$(1,727)	$302,374,823

Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.322191 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	$337,390,771	62,500	$-	$(1,727)	$337,389,044

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Cash flow from operating activities:
Net income	$12,999,267	$3,944,795

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	6,617,645	5,432,986
(Gain) loss on mark-to-market of derivatives, net	(1,722,658)	7,444,775
Non-cash expenses, net	35,481	35,481

Changes in operating assets and liabilities:
Accounts receivable	(1,900,895)	(2,201,355)
Other assets	92,856	35,092
Accounts payable and accrued expenses	74,516	2,131,295

Net cash flow provided by operating activities	16,196,212	16,823,069

Cash flow from investing activities:
Additions to oil and natural gas properties	(7,656,051)	(5,749,116)

Net cash flow used in investing activities	(7,656,051)	(5,749,116)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	(4,100,000)	(5,500,000)
Distributions paid to limited partners	(7,129,340)	(6,113,083)

Net cash flow used in financing activities	(11,229,340)	(11,613,083)

Decrease in cash and cash equivalents	(2,689,179)	(539,130)
Cash and cash equivalents, beginning of period	3,053,120	912,828

Cash and cash equivalents, end of period	$363,941	$373,698

Interest paid	$407,285	$206,846

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,877,094	$11,048,778

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2023

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

As of March 31, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2022 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2023.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended March 31, 2023, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2023 and December 31, 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership has reached a resolution with the state of North Dakota that entails the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years 2021 and 2022. The estimate recorded by the Partnership at December 31, 2022 for this matter of approximately $0.6 million is consistent with the settlement reached. The Partnership will remit the settlement payment to the state of North Dakota during the second quarter of 2023. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

The Partnership has evaluated whether any material tax position taken will more likely than not be sustained upon examination by the appropriate taxing authority and believes that all such material tax positions taken are supportable by existing laws and related interpretations.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2023. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing at March 31, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $117 million was incurred as of March 31, 2023.

Index

The Partnership estimates the approximate $2 to $3 million in capital expenditures to fully pay for its recently-completed wells along with the remaining four (4) wells in various stages of drilling and completion will be incurred through the third quarter of 2023 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

Revolving Credit Facility

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $130,000 of the deferred loan costs remain unamortized as of March 31, 2023; these costs are included in Other current assets, net on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

At closing, the Partnership borrowed approximately $40 million. The proceeds were used to pay the $40 million outstanding balance and accrued interest on the Partnership’s previous credit facility. Any further advances under the BF Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the BF Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The BF Credit Facility is secured by a mortgage and first lien position on at least 90% of the Partnership’s producing wells.

Under the BF Loan Agreement, the initial borrowing base was $60 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. In conjunction with the Lender’s March 1, 2023 redetermination analysis, the Partnership and Lender agreed to amend the BF Loan Agreement, which included establishing a fixed borrowing base of $30 million and eliminating the Monthly Commitment Reduction. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled semi-annual redeterminations described above. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any additional hedging requirements under the amended BF Loan Agreement as of March 31, 2023.

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

At March 31, 2023, the outstanding balance on the BF Credit Facility was approximately $18.5 million, and the interest rate was 8.50%. Due to the maturity date being within one year from March 31, 2023, the BF Credit Facility is now classified as a current liability on the Partnership’s consolidated balance sheet. This reclassification resulted in the Partnership not meeting the minimum ratio of current assets to current liabilities financial covenant. The Lender has waived the covenant violation, and the Partnership was in compliance with its remaining covenants at March 31, 2023.

At March 31, 2023 and December 31, 2022, the outstanding balances on the BF Credit Facility of approximately $18.5 million and $22.6 million, respectively, approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2023	2022
Balance at January 1	$1,966,738	$1,791,341
Well additions	1,086	5,557
Accretion	26,412	23,661
Revisions	-	-
Balance at March 31	$1,994,236	$1,820,559

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended March 31, 2023 and 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements at March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(1,344,704)	$-
Total	$-	$(1,344,704)	$-

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,173,965)	$-
Total	$-	$(3,173,965)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things, using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at March 31, 2023 and December 31, 2022. See additional detail in Note 7. Risk Management.

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

As of March 31, 2023 and December 31, 2022, the Partnership’s derivative instruments were in a loss position. The Partnership recognized a current Derivative liability of approximately $1.3 million and $3.2 million on the Partnership’s consolidated balance sheets.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Settlement loss on matured derivatives	$(309,950)	$(1,246,209)
Gain (loss) on mark-to-market of derivatives, net	1,722,658	(7,444,775)
Gain (loss) on derivatives, net	$1,412,708	$(8,690,984)

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

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
04/2023 - 09/2023	NYMEX	Oil (bbls)	149,000	50.00 / 68.57

05/2023 - 09/2023	Henry Hub	Gas (MMbtu)	185,000	2.00 / 4.20

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

For the three months ended March 31, 2023, the Partnership paid distributions of $0.375753 per common unit, or $7.1 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2023, was paid on April 5, 2023 to the common unit holders on record as of March 31, 2023.

For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191 per common unit, or $6.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of March 31, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Note 9. Related Parties

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer and David S. McKenney, Chief Financial Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States.

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

For the three months ended March 31, 2023 and 2022, approximately $41,000 and $37,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2023, approximately $41,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses on the consolidated balance sheet.

Index

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator was to provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator also was to assist the General Partner with the day-to-day operations of the Partnership. The ASA became effective January 1, 2021, and was terminated on April 5, 2023 (see more details below in Note 10. Subsequent Events). Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three months ended March 31, 2023 and 2022, approximately $132,000 and $140,000, respectively, of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Also under the ASA, the Administrator assisted Energy Resources 12 GP, LLC, the general partner of ER12 (“ER12’s General Partner”), with the day-to-day operations of ER12. ER12 currently pays ER12’s General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by ER12 in its best-efforts offering. Under the ASA, ER12’s General Partner paid one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. This fee is only applicable to ER12 and does not apply to the Partnership. The Administrator is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, the former Co-Chief Operating Officers of the General Partner.

Note 10. Subsequent Events

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold (i) all interests in the General Partner; (ii) all common unit interests in the Partnership; (iii) all Class B Unit interests in the Partnership; and (iv) their Class B Unit interests in ER12’s General Partner to an affiliate of Mr. Knight and withdrew as members of General Partner and ER12’s General Partner. Pursuant to the Agreement, each of Messrs. Keating and Mallick resigned their positions as director and as Co-Chief Operating Officer of the General Partner. Additionally, Clifford J. Merritt resigned as President of the General Partner. Also pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. During the transition period, the Administrator has been reimbursed by the Partnership for approximately $32,000 in costs and expenses subject to the ASA, and any remaining costs and expenses that may be reimbursed are anticipated to be immaterial.

In April 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2023. The distribution of approximately $2.1 million was paid on May 3, 2023 to common unit holders on record as of April 30, 2023.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing as of March 31, 2023. The Partnership also has four (4) wells that are in-process as of March 31, 2023 that are anticipated to be completed during the second quarter of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $117 million had been incurred as of March 31, 2023. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of March 31, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Commodity prices fell through the second half of 2022, with oil prices predominantly ranging between $70 and $80 per barrel during 2023. A mild winter and ample supply have driven natural gas prices down during the first quarter of 2023.

Index

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Percent
	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$75.99	$95.01	-20.0%
Natural gas (per Mcf)	$2.64	$4.67	-43.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$28,366,987	100.0%	$25,491,923	100.0%	11.3%
Production expenses	6,727,225	23.7%	4,662,086	18.3%	44.3%
Production taxes	2,226,208	7.8%	1,919,957	7.5%	16.0%
Depreciation, depletion, amortization and accretion	6,617,645	23.3%	5,432,986	21.3%	21.8%
General and administrative expenses	752,984	2.7%	583,252	2.3%	29.1%

Production (BOE):
Oil	326,566		237,967		37.2%
Natural gas	62,669		53,206		17.8%
Natural gas liquids	58,014		42,577		36.3%
Total	447,249		333,750		34.0%

Average sales price per unit:
Oil (per Bbl)	$76.48		$89.92		-14.9%
Natural gas (per Mcf)	3.91		5.83		-32.9%
Natural gas liquids (per Bbl)	33.10		52.39		-36.8%
Combined (per BOE)	63.43		76.38		-17.0%

Average unit cost per BOE:
Production expenses	15.04		13.97		7.7%
Production taxes	4.98		5.75		-13.5%
Depreciation, depletion, amortization and accretion	14.80		16.28		-9.1%

Capital expenditures	$990,044		$9,208,484

Index

Oil, natural gas and NGL revenues

For the three months ended March 31, 2023, revenues from oil, natural gas and NGL sales were $28.4 million. Revenues for the sale of crude oil were $25.0 million, which resulted in a realized price of $76.48 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.91 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $33.10 per BOE of sold production. For the three months ended March 31, 2022, revenues from oil, natural gas and NGL sales were $25.5 million. Revenues for the sale of crude oil were $21.4 million, which resulted in a realized price of $89.92 per barrel. Revenues for the sale of natural gas were $1.9 million, which resulted in a realized price of $5.83 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $52.39 per BOE of sold production.

The Partnership’s results for the three months ended March 31, 2023 were positively impacted by the recent completion of thirteen (13) new wells that were turned to sales during the fourth quarter of 2022. The Partnership owns an approximate 17% in these 13 wells. The completion of these new wells provided an increase to first quarter 2023 production, with sold production for the Sanish Field Assets approximating 4,900 BOE per day for the three months ended March 31, 2023. Sold production was approximately 3,700 BOE per day for three months ended March 31, 2022.

The increase in sold production volumes were offset by decreases in market prices of oil and natural gas when compared to the same period of 2022. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in market-specific conditions in the Bakken along with the adjusted transportation contracts at Chord, oil price differentials were over 100% less during the three months ended March 31, 2023 than those of the first quarter ended March 31, 2022 and the year ended December 31, 2022, respectively. The Partnership anticipates differentials will remain favorable to benchmark pricing under the new transportation contracts of its primary operator during 2023.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued, but is anticipated to be completed during the spring of 2023. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the three months ended March 31, 2023 and 2022, production expenses were $6.7 million and $4.7 million, respectively, and production expenses per BOE of sold production were $15.04 and $13.97, respectively. In conjunction with the improved differentials discussed above, the result of Chord’s adjusted contracts led to higher gathering and processing expenses tied to oil production in the first quarter of 2023 that previously were incorporated into the Partnership’s realized oil differential. The increase in oil gathering and processing costs contributed to higher production expenses per BOE for the three months of March 31, 2023. The increase in gathering and processing expenses per BOE was offset by an increase in sold production volumes, which increases the production base over which fixed lease operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2023 and 2022 were $2.2 million (8% of revenue) and $1.9 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended March 31, 2023 and 2022 were $0.8 million and $0.6 million, respectively.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2023 and 2022 was $6.6 million and $5.4 million, and DD&A per BOE of sold production was $14.80 and $16.28, respectively. The decrease in DD&A expense per BOE of production in the first quarter of 2023 is primarily due to the increase of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2022) resulting from changes in the future drill schedule.

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

Index

The Partnership did not designate its 2022 or 2023 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains or losses recorded during the periods presented.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Settlement loss on matured derivatives	$(309,950)	$(1,246,209)
Gain (loss) on mark-to-market of derivatives, net	1,722,658	(7,444,775)
Gain (loss) on derivatives, net	$1,412,708	$(8,690,984)

The Partnership’s oil production contracts that expired during the three months ended March 31, 2023 represented approximately 75,000 barrels of oil. The Partnership realized a loss of approximately $0.3 million, equating to an approximate loss of $4.13 per barrel, on its hedged oil production, and an approximate loss of $0.95 per barrel of total sold oil production for the first quarter of 2023. The Partnership’s natural gas production contracts that expired during the three months ended March 31, 2023 represented 90,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

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

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three months ended March 31, 2023 and 2022 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
04/2023 - 09/2023	NYMEX	Oil (bbls)	149,000	50.00 / 68.57

05/2023 - 09/2023	Henry Hub	Gas (MMbtu)	185,000	2.00 / 4.20

Interest expense, net

Interest expense, net, for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.3 million, respectively. The Partnership’s interest expense increased in the first quarter of 2023, compared to the first quarter of 2022, primarily due to an increase in interest rates. The primary component of Interest expense, net, is interest expense on the BF Credit Facility.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income	$12,999,267	$3,944,795
Interest expense, net	456,366	257,863
Depreciation, depletion, amortization and accretion	6,617,645	5,432,986
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	(1,722,658)	7,444,775
Adjusted EBITDAX	$18,350,620	$17,080,419

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. As of April 30, 2023, the Partnership had approximately $1.2 million in cash-on-hand. The Partnership generated approximately $74.7 million in cash flow from operating activities for the year ended December 31, 2022 and approximately $16.2 million in cash flow from operating activities for the three months ended March 31, 2023. In conjunction with BancFirst’s semi-annual borrowing base redetermination process completed in March 2023, the BF Loan Agreement was amended, of which changes included a reduction in the Partnership’s borrowing base to a fixed $30 million. The Partnership has approximately $18 million in availability under its credit facility at the time of filing of this Form 10-Q.

As a result, the Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. In addition, the March 2023 BF Loan Agreement amendment eliminated the Restricted Payment Clause within the loan agreement, whereby the Partnership may now make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. Therefore, the General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BancFirst credit facility and capital expenditures for new wells.

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

Distributions

For the three months ended March 31, 2023, the Partnership paid distributions of $0.375753 per common unit, or $7.1 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2023, was paid on April 5, 2023 to the common unit holders on record as of March 31, 2023.

For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191 per common unit, or $6.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of September 30, 2022, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.387671 per common unit, or approximately $45 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.0 million and $9.2 million in capital expenditures for the three months ended March 31, 2023 and 2022, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 80 new wells in the Sanish field. As of March 31, 2023, approximately 76 of these 80 wells have been completed and were producing; the Partnership has an approximate non-operated working interest of 21% in these 76 wells. The Partnership has an estimated approximate non-operated working interest of 14% in four wells that are in-process as of March 31, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 80 wells is approximately $111 million, of which approximately $109 million was incurred as of March 31, 2023.

The Partnership anticipates its operator will complete the remaining four wells during the second quarter of 2023; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the majority of the approximate $2 to $3 million in capital expenditures to fully pay for its recently-completed wells along with the remaining four wells in the completion process will be incurred during the second and third quarters of 2023 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2023 and estimated capital expenditures could be significantly different from amounts actually invested. Because the Partnership’s operator is committed to drilling in the Sanish Field, the Partnership may be obligated to invest up to an additional $100 million in capital expenditures from 2023 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold (i) all interests in the General Partner; (ii) all common unit interests in the Partnership; (iii) all Class B Unit interests in the Partnership; and (iv) their Class B Unit interests in ER12’s General Partner to an affiliate of Mr. Knight and withdrew as members of General Partner and ER12’s General Partner. Pursuant to the Agreement, each of Messrs. Keating and Mallick resigned their positions as director and as Co-Chief Operating Officer of the General Partner. Additionally, Clifford J. Merritt resigned as President of the General Partner. Also pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. During the transition period, the Administrator has been reimbursed by the Partnership for approximately $32,000 in costs and expenses subject to the ASA, and any remaining costs and expenses that may be reimbursed are deemed immaterial.

In April 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2023. The distribution of approximately $2.1 million was paid on May 3, 2023 to common unit holders on record as of April 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Third Amendment to Credit Agreement dated effective as of March 24, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on March 31, 2023)

10.2

Purchase Agreement dated April 5, 2023, by and among Energy 11, L.P., CFK Energy, LLC, Pope Energy Investors, LP, Glade M. Knight, David S. McKenney, Regional Energy Incentives, LP, Energy 11 GP, LLC, Energy Resources 12, L.P., Energy Resources 12 GP, LLC, Regional Energy Investors, LP, Energy 11 Operating Company, LLC, Energy Resources 12 Operating Company, LLC, PECM, LLC, GKOG, LLC, DMOG, LLC, Michael J. Mallick and Anthony F. Keating, III (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 10, 2023)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101

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

Date: May 15, 2023