Form 10-Q
period 2023-06-30
Energy 11, L.P.
filed 2023-08-10
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$1,158,125	$3,053,120
Accounts receivable	13,395,450	17,173,549
Other current assets, net	114,616	317,248
Total Current Assets	14,668,191	20,543,917

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $132,464,101 and $119,045,055, respectively	343,893,250	353,519,338
Other assets	-	23,654
Total Assets	$358,561,441	$374,086,909

Liabilities
Revolving credit facility	$8,000,000	$-
Accounts payable and accrued expenses	9,849,149	15,170,168
Derivative liability	513,828	3,173,965
Total Current Liabilities	18,362,977	18,344,133

Revolving credit facility	-	22,600,000
Asset retirement obligations	2,021,064	1,966,738
Total Liabilities	20,384,041	42,910,871

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	338,179,127	331,177,765
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	338,177,400	331,176,038

Total Liabilities and Partners’ Equity	$358,561,441	$374,086,909

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues
Oil	$21,043,937	$20,043,443	$46,020,575	$41,442,296
Natural gas	676,695	2,182,702	2,147,044	4,045,315
Natural gas liquids	1,959,960	2,207,792	3,879,960	4,438,249
Total revenue	23,680,592	24,433,937	52,047,579	49,925,860

Operating costs and expenses
Production expenses	7,473,339	3,773,564	14,200,564	8,435,650
Production taxes	1,872,531	1,841,483	4,098,739	3,761,440
General and administrative expenses	330,871	492,839	1,083,855	1,076,091
Depreciation, depletion, amortization and accretion	6,854,642	3,646,669	13,472,287	9,079,655
Total operating costs and expenses	16,531,383	9,754,555	32,855,445	22,352,836

Operating income	7,149,209	14,679,382	19,192,134	27,573,024

Gain (loss) on derivatives, net	610,601	(2,417,520)	2,023,310	(11,108,504)
Interest expense, net	(337,300)	(246,347)	(793,667)	(504,210)
Total other income (expense), net	273,301	(2,663,867)	1,229,643	(11,612,714)

Net income	$7,422,510	$12,015,515	$20,421,777	$15,960,310

Basic and diluted net income per common unit	$0.39	$0.63	$1.08	$0.84

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	302,376,550	62,500	-	(1,727)	302,374,823
Distributions declared and paid to common units ($0.349041 per unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended June 30, 2022	-	12,015,515	-	-	-	12,015,515
Balances - June 30, 2022	18,973,474	$307,769,545	62,500	$-	$(1,727)	$307,767,818

Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.357671 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	337,390,771	62,500	-	(1,727)	337,389,044
Distributions declared to common units ($0.35000 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Adjustment to state tax withholding for limited partners	-	6,562	-	-	-	6,562
Net income - three months ended June 30, 2023	-	7,422,510	-	-	-	7,422,510
Balances - June 30, 2023	18,973,474	$338,179,127	62,500	$-	$(1,727)	$338,177,400

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Cash flow from operating activities:
Net income	$20,421,777	$15,960,310

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	13,472,287	9,079,655
(Gain) loss on mark-to-market of derivatives, net	(2,519,210)	7,394,804
Non-cash expenses, net	70,962	70,962

Changes in operating assets and liabilities:
Accounts receivable	3,778,099	(490,115)
Other assets	155,324	95,185
Accounts payable and accrued expenses	114,489	2,106,786

Net cash flow provided by operating activities	35,493,728	34,217,587

Cash flow from investing activities:
Additions to oil and natural gas properties	(9,018,667)	(14,403,833)

Net cash flow used in investing activities	(9,018,667)	(14,403,833)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	(14,600,000)	(7,000,000)
Distributions paid to limited partners	(13,770,056)	(12,735,603)

Net cash flow used in financing activities	(28,370,056)	(19,735,603)

Increase (decrease) in cash and cash equivalents	(1,894,995)	78,151
Cash and cash equivalents, beginning of period	3,053,120	912,828

Cash and cash equivalents, end of period	$1,158,125	$990,979

Interest paid	$706,106	$345,644

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$3,317,394	$19,673,422

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2023

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

As of June 30, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2022 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2023.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended June 30, 2023, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At June 30, 2023 and December 31, 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. The Partnership made a payment of approximately $243,000 (approximately $0.013 per common unit) in May 2023 that settled the 2021 tax year. The Partnership anticipates that the estimate recorded at December 31, 2022 of approximately $315,000 for the 2022 tax year will be settled and paid in the fourth quarter of 2023. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

The Partnership has evaluated whether any material tax position taken will more likely than not be sustained upon examination by the appropriate taxing authority and believes that all such material tax positions taken are supportable by existing laws and related interpretations.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2023. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing at June 30, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $118 million was incurred as of June 30, 2023.

Index

The Partnership estimates the approximate $1 to $2 million in capital expenditures to fully pay for its recently completed wells along with the remaining four (4) wells in various stages of drilling and completion will be incurred through the third quarter of 2023 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

Revolving Credit Facility

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $95,000 of the deferred loan costs remain unamortized as of June 30, 2023; these costs are included in Other current assets, net on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled semi-annual redeterminations described above. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any additional hedging requirements under the amended BF Loan Agreement as of June 30, 2023.

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

Index

As amended in March 2023, the Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. The March 2023 amendment to the BF Loan Agreement eliminated the restriction on the Partnership’s ability to pay limited partner distributions if the outstanding balance of the BF Credit Facility was greater than 50% of the lesser of (i) the Maximum Credit Amount or (ii) the current borrowing base. As amended in June 2023, beginning with the quarter ended June 30, 2023, the Partnership is permitted to exclude all loans outstanding under the BF Loan Agreement (i.e., the “BF Credit Facility”) in total current liabilities when calculating the Current Ratio.

At June 30, 2023, the outstanding balance on the BF Credit Facility was approximately $8.0 million, and the interest rate was 8.75%. The Partnership was in compliance with all covenants as of June 30, 2023.

At June 30, 2023 and December 31, 2022, the outstanding balances on the BF Credit Facility of approximately $8.0 million and $22.6 million, respectively, approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2023	2022
Balance at January 1	$1,966,738	$1,791,341
Well additions	1,086	30,115
Accretion	53,240	47,491
Revisions	-	111,264
Balance at June 30	$2,021,064	$1,980,211

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and six months ended June 30, 2023 and 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(513,828)	$-
Total	$-	$(513,828)	$-

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,173,965)	$-
Total	$-	$(3,173,965)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things, using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at June 30, 2023 and December 31, 2022. See additional detail in Note 7. Risk Management.

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

As of June 30, 2023 and December 31, 2022, the Partnership’s derivative instruments were in a loss position. The Partnership recognized a current Derivative liability of approximately $0.5 million and $3.2 million on the Partnership’s consolidated balance sheets.

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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Settlement loss on matured derivatives	$(185,950)	$(2,467,491)	$(495,900)	$(3,713,700)
Gain (loss) on mark-to-market of derivatives, net	796,551	49,971	2,519,210	(7,394,804)
Gain (loss) on derivatives, net	$610,601	$(2,417,520)	$2,023,310	$(11,108,504)

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

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
07/2023 - 09/2023	NYMEX	Oil (bbls)	76,000	50.00 / 65.28

08/2023 - 09/2023	Henry Hub	Gas (MMbtu)	63,000	2.00 / 4.21

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

For the three and six months ended June 30, 2023, the Partnership paid distributions of $0.350000 and $0.725753 per common unit, or $6.6 million and $13.8 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2023, was paid on July 6, 2023 to the common unit holders on record as of June 30, 2023.

For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232, or $6.6 million and $12.7 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As described in Income Tax in Note 2. Summary of Significant Accounting Policies, in May 2023, the Partnership paid a withholding tax of approximately $0.012830 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. The payment of this withholding tax reduced the total unpaid Payout Accrual. Therefore, as of June 30, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

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

For the three and six months ended June 30, 2023, approximately $63,000 and $104,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2023, approximately $63,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2022, approximately $39,000 and $76,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Index

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and ER12, whereby the Administrator was to provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator also was to assist the General Partner with the day-to-day operations of the Partnership. The Administrator is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, the now former Co-Chief Operating Officers of the General Partner. The ASA became effective January 1, 2021.

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick, and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the three and six months ended June 30, 2023, approximately $32,000 and $165,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and six months ended June 30, 2022, approximately $134,000 and $274,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Also pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold (i) all interests in the General Partner; (ii) all common unit interests in the Partnership; (iii) all Class B Unit interests in the Partnership; and (iv) their Class B Unit interests in ER12’s General Partner to an affiliate of Mr. Knight and withdrew as members of General Partner and ER12’s General Partner. Each of Messrs. Keating and Mallick also resigned their positions as director and as Co-Chief Operating Officer of the General Partner. Additionally, Clifford J. Merritt resigned as President of the General Partner. Prior to the execution of the Agreement, the Administrator assisted Energy Resources 12 GP, LLC, the general partner of ER12 (“ER12’s General Partner”), with the day-to-day operations of ER12. ER12 currently pays ER12’s General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by ER12 in its best-efforts offering. Under the ASA, ER12’s General Partner paid one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. This fee is only applicable to ER12 and does not apply to the Partnership.

Note 10. Subsequent Events

In July 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2023. The distribution of approximately $2.1 million was paid on August 3, 2023 to common unit holders on record as of July 31, 2023.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing as of June 30, 2023. The Partnership has four (4) wells that are in-process as of June 30, 2023 that are anticipated to be completed during the third quarter of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $119 million, of which approximately $118 million had been incurred as of June 30, 2023. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of June 30, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Commodity prices have fallen from the June 2022 peak through the second quarter of 2023 due to several factors including, but not limited to, softening global and domestic demand on recession fears as well as higher than anticipated domestic and Russian oil supply. As a result, oil prices have predominantly ranged between $70 and $80 per barrel during 2023. A mild winter and ample supply have driven natural gas prices down during the first half of 2023.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2023	2022	Change	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$73.56	$108.52	-32.2%	$74.77	$101.77	-26.5%
Natural gas (per Mcf)	$2.16	$7.50	-71.2%	$2.40	$6.08	-60.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$23,680,592	100.0%	$24,433,937	100.0%	-3.1%	$52,047,579	100.0%	$49,925,860	100.0%	4.2%
Production expenses	7,473,339	31.6%	3,773,564	15.4%	98.0%	14,200,564	27.3%	8,435,650	16.9%	68.3%
Production taxes	1,872,531	7.9%	1,841,483	7.5%	1.7%	4,098,739	7.9%	3,761,440	7.5%	9.0%
Depreciation, depletion, amortization and accretion	6,854,642	28.9%	3,646,669	14.9%	88.0%	13,472,287	25.9%	9,079,655	18.2%	48.4%
General and administrative expenses	330,871	1.4%	492,839	2.0%	-32.9%	1,083,855	2.1%	1,076,091	2.2%	0.7%

Production (BOE):
Oil	280,635		190,120		47.6%	607,201		428,086		41.8%
Natural gas	76,733		49,329		55.6%	139,402		102,535		36.0%
Natural gas liquids	72,605		37,989		91.1%	130,619		80,566		62.1%
Total	429,973		277,438		55.0%	877,222		611,187		43.5%

Average sales price per unit:
Oil (per Bbl)	$74.99		$105.43		-28.9%	$75.79		$96.81		-21.7%
Natural gas (per Mcf)	1.47		7.37		-80.1%	2.57		6.58		-60.9%
Natural gas liquids (per Bbl)	26.99		58.12		-53.6%	29.70		55.09		-46.1%
Combined (per BOE)	55.07		88.07		-37.5%	59.33		81.69		-27.4%

Average unit cost per BOE:
Production expenses	17.38		13.60		27.8%	16.19		13.80		17.3%
Production taxes	4.35		6.64		-34.4%	4.67		6.15		-24.1%
Depreciation, depletion, amortization and accretion	15.94		13.14		21.3%	15.36		14.86		3.4%

Capital expenditures	$2,802,916		$16,194,361			$3,791,873		$25,402,845

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2023, revenues from oil, natural gas and NGL sales were $23.7 million. Revenues for the sale of crude oil were $21.0 million, which resulted in a realized price of $74.99 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $1.47 per Mcf. Revenues for the sale of NGLs were $2.0 million, which resulted in a realized price of $26.99 per BOE of sold production. For the three months ended June 30, 2022, revenues from oil, natural gas and NGL sales were $24.4 million. Revenues for the sale of crude oil were $20.0 million, which resulted in a realized price of $105.43 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $7.37 per Mcf. Revenues for the sale of NGLs were $2.2 million, which resulted in a realized price of $58.12 per BOE of sold production.

For the six months ended June 30, 2023, revenues from oil, natural gas and NGL sales were $52.0 million. Revenues for the sale of crude oil were $46.0 million, which resulted in a realized price of $75.79 per barrel. Revenues for the sale of natural gas were $2.1 million, which resulted in a realized price of $2.57 per Mcf. Revenues for the sale of NGLs were $3.9 million, which resulted in a realized price of $29.70 per BOE of sold production. For the six months ended June 30, 2022, revenues from oil, natural gas and NGL sales were $49.9 million. Revenues for the sale of crude oil were $41.4 million, which resulted in a realized price of $96.81 per barrel. Revenues for the sale of natural gas were $4.0 million, which resulted in a realized price of $6.58 per Mcf. Revenues for the sale of NGLs were $4.4 million, which resulted in a realized price of $55.09 per BOE of sold production.

The Partnership’s results for the three and six months ended June 30, 2023 were positively impacted by the completion of thirteen (13) new wells that were turned to sales during the fourth quarter of 2022, in comparison to the three and six months ended June 30, 2022. The Partnership owns an approximate 17% in these 13 wells. The completion of these new wells provided an increase to second quarter and first half of 2023 production, with sold production for the Sanish Field Assets approximating 4,700 BOE per day and 4,800 BOE per day for the three and six months ended June 30, 2023. Sold production was approximately 3,000 BOE per day and 3,100 BOE per day for three and six months ended June 30, 2022.

The increase in sold production volumes were offset by decreases in market prices of oil and natural gas when compared to the same periods of 2022, of which the factors for the reduction in market prices were discussed in Current Price Environment above. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. The Dakota Access Pipeline is a significant pipeline that transports oil and natural gas from North Dakota fields. Its use by operators in the region is currently in ongoing litigation in the United States. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s oil differentials, realized sales prices, results of operations and/or cash flows.

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

For the three months ended June 30, 2023 and 2022, production expenses were $7.5 million and $3.8 million, respectively, and production expenses per BOE of sold production were $17.38 and $13.60, respectively. For the six months ended June 30, 2023 and 2022, production expenses were $14.2 million and $8.4 million, respectively, and production expenses per BOE of sold production were $16.19 and $13.80, respectively. The rise in production expenses per BOE is the result of the following: (1) higher gathering and processing expenses tied to oil production in the first half of 2023; (2) downward pressure on natural gas prices as well as adjustments to operator contracts resulted in additional marketing and selling costs to sell the Partnership’s natural gas and NGLs during the second quarter of 2023; and (3) an increase in workover expenses as certain of the Partnership’s newest producing wells have scheduled maintenance after reaching certain minimum production thresholds. Lingering inflation also has kept production expenses elevated when compared to prior periods.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2023 and 2022 were $1.9 million (8% of revenue) and $1.8 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2023 and 2022 were $4.1 million (8% of revenue) and $3.8 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended June 30, 2023 and 2022 were $0.3 million and $0.5 million, respectively. General and administrative expenses for the six months ended June 30, 2023 and 2022 were $1.1 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2023 and 2022 was $6.9 million and $3.6 million, and DD&A per BOE of sold production was $15.94 and $13.14, respectively. DD&A for the six months ended June 30, 2023 and 2022 was $13.5 million and $9.1 million, and DD&A per BOE of sold production was $15.36 and $14.86, respectively.

The increase in DD&A expense per BOE of production in the second quarter of 2023 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of June 30, 2023) resulting from changes to well production forecasts.

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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Settlement loss on matured derivatives	$(185,950)	$(2,467,491)	$(495,900)	$(3,713,700)
Gain (loss) on mark-to-market of derivatives, net	796,551	49,971	2,519,210	(7,394,804)
Gain (loss) on derivatives, net	$610,601	$(2,417,520)	$2,023,310	$(11,108,504)

The Partnership’s oil production contracts that expired during the three months ended June 30, 2023 represented approximately 73,000 barrels of oil. The Partnership realized a loss of approximately $0.2 million, equating to an approximate loss of $2.55 per barrel, on its hedged oil production, and an approximate loss of $0.66 per barrel of total sold oil production for the second quarter of 2023. The Partnership’s natural gas production contracts that expired during the three months ended June 30, 2023 represented 122,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

The Partnership’s oil production contracts that expired during the six months ended June 30, 2023 represented approximately 148,000 barrels of oil. The Partnership realized a loss of approximately $0.5 million, equating to an approximate loss of $3.35 per barrel, on its hedged oil production, and an approximate loss of $0.82 per barrel of total sold oil production for the second quarter of 2023. The Partnership’s natural gas production contracts that expired during the three months ended June 30, 2023 represented 122,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

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

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three and six months ended June 30, 2023 and 2022 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

Index

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

Settlement Period	Basis	Product	Volume	Weighted Average Floor / Ceiling Prices ($)
07/2023 - 09/2023	NYMEX	Oil (bbls)	76,000	50.00 / 65.28

08/2023 - 09/2023	Henry Hub	Gas (MMbtu)	63,000	2.00 / 4.21

Interest expense, net

Interest expense, net, for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.2 million, respectively. Interest expense, net, for the six months ended June 30, 2023 and 2022 was $0.8 million and $0.5 million, respectively. The Partnership’s interest expense increased in the first half of 2023, compared to the first half of 2022, primarily due to an increase in interest rates. The primary component of Interest expense, net, is interest expense on the BF Credit Facility.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net income	$7,422,510	$12,015,515	$20,421,777	$15,960,310
Interest expense, net	337,300	246,347	793,667	504,210
Depreciation, depletion, amortization and accretion	6,854,642	3,646,669	13,472,287	9,079,655
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	(796,551)	(49,971)	(2,519,210)	7,394,804
Adjusted EBITDAX	$13,817,901	$15,858,560	$32,168,521	$32,938,979

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. As of July 31, 2023, the Partnership had approximately $1.3 million in cash-on-hand. The Partnership generated approximately $74.7 million in cash flow from operating activities for the year ended December 31, 2022 and approximately $35.5 million in cash flow from operating activities for the six months ended June 30, 2023. In conjunction with BancFirst’s semi-annual borrowing base redetermination process completed in March 2023, the BF Loan Agreement was amended, of which changes included a reduction in the Partnership’s borrowing base to a fixed $30 million. The Partnership has approximately $23 million in availability under its credit facility at the time of filing of this Form 10-Q.

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

Distributions

For the three and six months ended June 30, 2023, the Partnership paid distributions of $0.350000 and $0.725753 per common unit, or $6.6 million and $13.8 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2023, was paid on July 6, 2023 to the common unit holders on record as of June 30, 2023.

For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232, or $6.6 million and $12.7 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of June 30, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $3.8 million and $26.5 million in capital expenditures for the six months ended June 30, 2023 and 2022, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 80 new wells in the Sanish field. As of June 30, 2023, approximately 76 of these 80 wells have been completed and were producing; the Partnership has an approximate non-operated working interest of 21% in these 76 wells. The Partnership has an estimated approximate non-operated working interest of 14% in four wells that are in-process as of June 30, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 80 wells is approximately $111 million, of which approximately $110 million was incurred as of June 30, 2023.

Index

The Partnership anticipates its operator will complete the remaining four wells during the second quarter of 2023; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the majority of the approximate $1 million in capital expenditures to fully pay for the remaining four wells in the completion process will be incurred during the third quarter of 2023 based on the best available information regarding current capital investment plans from its operators. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for the remainder of 2023 and estimated capital expenditures could be significantly different from amounts actually invested. Because the Partnership’s operator is committed to drilling in the Sanish Field, the Partnership may be obligated to invest up to an additional $100 million in capital expenditures from 2023 through 2027 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2023. The distribution of approximately $2.1 million was paid on August 3, 2023 to common unit holders on record as of July 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.1

Purchase Agreement dated April 5, 2023, by and among Energy 11, L.P., CFK Energy, LLC, Pope Energy Investors, LP, Glade M. Knight, David S. McKenney, Regional Energy Incentives, LP, Energy 11 GP, LLC, Energy Resources 12, L.P., Energy Resources 12 GP, LLC, Regional Energy Investors, LP, Energy 11 Operating Company, LLC, Energy Resources 12 Operating Company, LLC, PECM, LLC, GKOG, LLC, DMOG, LLC, Michael J. Mallick and Anthony F. Keating, III (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 10, 2023)

10.2

Fourth Amendment to Credit Agreement dated effective as of June 26, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 29, 2023)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101

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

Date: August 10, 2023