Form 10-Q
period 2023-09-30
Energy 11, L.P.
filed 2023-11-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$341,325	$3,053,120
Accounts receivable	15,575,780	17,173,549
Other current assets, net	219,601	317,248
Total Current Assets	16,136,706	20,543,917

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $138,956,698 and $119,045,055, respectively	342,378,757	353,519,338
Other assets	-	23,654
Total Assets	$358,515,463	$374,086,909

Liabilities
Revolving credit facility	$7,000,000	$-
Accounts payable and accrued expenses	9,493,149	15,170,168
Derivative liability	513,275	3,173,965
Total Current Liabilities	17,006,424	18,344,133

Revolving credit facility	-	22,600,000
Asset retirement obligations	2,048,293	1,966,738
Total Liabilities	19,054,717	42,910,871

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	339,462,473	331,177,765
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	339,460,746	331,176,038

Total Liabilities and Partners’ Equity	$358,515,463	$374,086,909

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues
Oil	$21,325,216	$27,811,323	$67,345,791	$69,253,619
Natural gas	837,361	2,886,757	2,984,405	6,932,072
Natural gas liquids	1,913,593	2,278,848	5,793,553	6,717,097
Total revenue	24,076,170	32,976,928	76,123,749	82,902,788

Operating costs and expenses
Production expenses	6,405,176	4,402,718	20,605,740	12,838,368
Production taxes	1,931,082	2,602,071	6,029,821	6,363,511
General and administrative expenses	297,531	480,776	1,381,386	1,556,868
Depreciation, depletion, amortization and accretion	6,519,826	5,777,217	19,992,113	14,856,872
Total operating costs and expenses	15,153,615	13,262,782	48,009,060	35,615,619

Operating income	8,922,555	19,714,146	28,114,689	47,287,169

Gain (loss) on derivatives, net	(770,882)	4,300,050	1,252,427	(6,808,453)
Interest expense, net	(227,611)	(411,333)	(1,021,277)	(915,543)
Total other income (expense), net	(998,493)	3,888,717	231,150	(7,723,996)

Net income	$7,924,062	$23,602,863	$28,345,839	$39,563,173

Basic and diluted net income per common unit	$0.42	$1.24	$1.49	$2.09

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2021	18,973,474	$304,544,838	62,500	$-	$(1,727)	$304,543,111
Distributions declared and paid to common units ($0.322191 per unit)	-	(6,113,083)	-	-	-	(6,113,083)
Net income - three months ended March 31, 2022	-	3,944,795	-	-	-	3,944,795
Balances - March 31, 2022	18,973,474	302,376,550	62,500	-	(1,727)	302,374,823
Distributions declared and paid to common units ($0.349041 per unit)	-	(6,622,520)	-	-	-	(6,622,520)
Net income - three months ended June 30, 2022	-	12,015,515	-	-	-	12,015,515
Balances - June 30, 2022	18,973,474	$307,769,545	62,500	$-	$(1,727)	$307,767,818
Distributions declared and paid to common units ($0.375891 per unit)	-	(7,131,956)	-	-	-	(7,131,956)
Net income - three months ended September 30, 2022	-	23,602,863	-	-	-	23,602,863
Balances - September 30, 2022	18,973,474	$324,240,452	62,500	$-	$(1,727)	$324,238,725

Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.357671 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	337,390,771	62,500	-	(1,727)	337,389,044
Distributions declared to common units ($0.35000 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Adjustment to state tax withholding for limited partners	-	6,562	-	-	-	6,562
Net income - three months ended June 30, 2023	-	7,422,510	-	-	-	7,422,510
Balances - June 30, 2023	18,973,474	$338,179,127	62,500	$-	$(1,727)	$338,177,400
Distributions declared to common units ($0.35000 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2023	-	7,924,062	-	-	-	7,924,062
Balances - September 30, 2023	18,973,474	$339,462,473	62,500	$-	$(1,727)	$339,460,746

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flow from operating activities:
Net income	$28,345,839	$39,563,173

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	19,992,113	14,856,872
(Gain) loss on mark-to-market of derivatives, net	(3,033,037)	1,167,463
Non-cash expenses, net	106,443	106,443

Changes in operating assets and liabilities:
Accounts receivable	1,597,770	(8,042,546)
Other assets	14,858	(62,218)
Accounts payable and accrued expenses	435,294	1,886,910

Net cash flow provided by operating activities	47,459,280	49,476,097

Cash flow from investing activities:
Additions to oil and natural gas properties	(14,160,303)	(33,096,053)

Net cash flow used in investing activities	(14,160,303)	(33,096,053)

Cash flow from financing activities:
Proceeds from BancFirst revolving credit facility	-	13,100,000
Payments on BancFirst revolving credit facility	(15,600,000)	(7,000,000)
Distributions paid to limited partners	(20,410,772)	(19,867,559)

Net cash flow used in financing activities	(36,010,772)	(13,767,559)

Increase (decrease) in cash and cash equivalents	(2,711,795)	2,612,485
Cash and cash equivalents, beginning of period	3,053,120	912,828

Cash and cash equivalents, end of period	$341,325	$3,525,313

Interest paid	$825,731	$757,134

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$3,153,861	$15,685,423

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2023

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

As of September 30, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2022 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2023.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended September 30, 2023, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At September 30, 2023 and December 31, 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2023. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing at September 30, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $121 million, of which approximately $120 million was incurred as of September 30, 2023.

Index

The Partnership estimates the approximate $1 million in capital expenditures to fully pay for its recently completed wells along with the remaining four (4) wells in various stages of drilling and completion will be incurred through the fourth quarter of 2023 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

Revolving Credit Facility

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provides for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000, and is subject to an additional fee of 0.25% on any incremental increase to the borrowing base. Total capitalized loan costs were approximately $0.4 million and are being amortized over the life of the BF Credit Facility. Approximately $59,000 of the deferred loan costs remain unamortized as of September 30, 2023; these costs are included in Other current assets, net on the Partnership’s consolidated balance sheet. The Partnership also is required to pay an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the Revolving Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2024.

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

Under the BF Loan Agreement, the initial borrowing base was $60 million. The borrowing base and Monthly Commitment Reduction are subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. In conjunction with the Lender’s September 1, 2023 redetermination analysis, the Lender confirmed the fixed borrowing base of $30 million and there would be no required Monthly Commitment Reduction. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the BF Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled semi-annual redeterminations described above. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of September 30, 2023.

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

At September 30, 2023, the outstanding balance on the BF Credit Facility was approximately $7.0 million, and the interest rate was 9.00%. The Partnership was in compliance with all covenants as of September 30, 2023.

At September 30, 2023 and December 31, 2022, the outstanding balances on the BF Credit Facility of approximately $7.0 million and $22.6 million, respectively, approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2023	2022
Balance at January 1	$1,966,738	$1,791,341
Well additions	1,086	73,508
Accretion	80,469	71,993
Revisions	-	111,264
Balance at September 30	$2,048,293	$2,048,106

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2023 and 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

Index

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(513,275)	$-
Total	$-	$(513,275)	$-

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,173,965)	$-
Total	$-	$(3,173,965)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things, using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets at September 30, 2023 and December 31, 2022. See additional detail in Note 7. Risk Management.

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

In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see Note 4. Debt). To meet BF Loan Agreement requirements, the Partnership entered in to costless collar derivative contracts for the period from July 2021 to September 2023; costless collar contracts establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars into which it entered to remain compliant with the BF Loan Agreement, and the contracts were settled monthly. With the settlement of the September oil and natural gas production contracts during the third quarter of 2023, the Partnership is currently not required to hedge future production under the BF Loan Agreement; therefore, the Partnership has no outstanding derivative contracts as of September 30, 2023.

The Partnership’s derivative liability as of September 30, 2023 of approximately $0.5 million represents the settlement loss on the September 2023 oil contract. The Partnership’s derivative instruments were also in a loss position as of December 31, 2022, so the Partnership recognized a current Derivative liability of approximately $3.2 million on the Partnership’s consolidated balance sheet.

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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Settlement loss on matured derivatives	$(1,284,710)	$(1,927,290)	$(1,780,610)	$(5,640,990)
Gain (loss) on mark-to-market of derivatives, net	513,828	6,227,340	3,033,037	(1,167,463)
Gain (loss) on derivatives, net	$(770,882)	$4,300,050	$1,252,427	$(6,808,453)

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

The Partnership’s derivative instruments were covered by International Swap Dealers Association Master Agreements (“ISDA”) entered into with the counterparty. The ISDA provides that as a result of certain circumstances, such as cross-defaults, a counterparty may have required all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership had netting arrangements with its counterparties that provided for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involved the risk that the Partnership’s counterparty may have been unable to meet the financial terms of such instruments.

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

For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.350000 and $1.075753 per common unit, or $6.6 million and $20.4 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2023, was paid on October 4, 2023 to the common unit holders on record as of September 30, 2023.

For the three and nine months ended September 30, 2022, the Partnership paid distributions of $0.375891 and $1.047123, or $7.1 million and $19.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As described in Income Tax in Note 2. Summary of Significant Accounting Policies, in May 2023, the Partnership paid a withholding tax of approximately $0.012830 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. The payment of this withholding tax reduced the total unpaid Payout Accrual. Therefore, as of September 30, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

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

For the three and nine months ended September 30, 2023, approximately $68,000 and $172,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2023, approximately $68,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2022, approximately $32,000 and $108,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick, and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the nine months ended September 30, 2023, approximately $165,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and nine months ended September 30, 2022, approximately $149,000 and $423,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 10. Subsequent Events

In October 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2023. The distribution of approximately $2.1 million was paid on November 3, 2023 to common unit holders on record as of October 31, 2023.

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

These forward-looking statements include such things as:

●	the impact of and ongoing recovery from COVID-19;
●	any impact of the ongoing conflict between Russia and Ukraine on the global energy markets;
●	any impact of the ongoing conflict in the Middle East among several countries on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

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

Since the beginning of 2018, the Partnership has elected to participate in the drilling and completion of 86 new wells in the Sanish field, of which 82 have been completed and were producing as of September 30, 2023. The Partnership has four (4) wells that are in-process as of September 30, 2023 that are anticipated to be completed during the fourth quarter of 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells is approximately $120 million, of which approximately $119 million had been incurred as of September 30, 2023. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of September 30, 2023, the Partnership owned an approximate 24% non-operated working interest in 295 producing wells, an estimated approximate 14% non-operated working interest in four wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The start of the military conflict between Russia and Ukraine in March 2022 (which remains ongoing), related economic sanctions imposed on Russia and additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Since, persistent concerns about a recession and short-term softening of global and domestic demand contributed to lower commodity prices during the first half of 2023.By the end of the third quarter of 2023, oil prices had rebounded to approximately $90 per barrel, primarily due to Saudi Arabia and Russia continuing their commitments to production cuts, the domestic economy outperforming expectations, and American-based producers remaining cautious to ramp up production.

On October 7, 2023, the conflict between Israel and Palestinian territories was reignited when Hamas, a militant group in control of Gaza, carried out a surprise attack on Israeli cities and towns near the Gaza strip. Both sides have been in constant combat since. The length and outcome of the military conflicts between Ukraine and Russia as well as Israel and Hamas are highly unpredictable, and further escalation of these conflicts could lead to significant market and other disruptions, such as volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. The short- and long-term impact of these conflicts on the operations and financial condition of the Partnership and the global economy is uncertain.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2023	2022	Change	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$82.22	$91.43	-10.1%	$77.28	$98.25	-21.3%
Natural gas (per Mcf)	$2.59	$8.03	-67.7%	$2.46	$6.74	-63.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$24,076,170	100.0%	$32,976,928	100.0%	-27.0%	$76,123,749	100.0%	$82,902,788	100.0%	-8.2%
Production expenses	6,405,176	26.6%	4,402,718	13.4%	45.5%	20,605,740	27.1%	12,838,368	15.5%	60.5%
Production taxes	1,931,082	8.0%	2,602,071	7.9%	-25.8%	6,029,821	7.9%	6,363,511	7.7%	-5.2%
Depreciation, depletion, amortization and accretion	6,519,826	27.1%	5,777,217	17.5%	12.9%	19,992,113	26.3%	14,856,872	17.9%	34.6%
General and administrative expenses	297,531	1.2%	480,776	1.5%	-38.1%	1,381,386	1.8%	1,556,868	1.9%	-11.3%

Production (BOE):
Oil	257,363		309,744		-16.9%	864,564		737,830		17.2%
Natural gas	67,764		61,563		10.1%	207,166		164,098		26.2%
Natural gas liquids	67,519		52,673		28.2%	198,138		133,239		48.7%
Total	392,646		423,980		-7.4%	1,269,868		1,035,167		22.7%

Average sales price per unit:
Oil (per Bbl)	$82.86		$89.79		-7.7%	$77.90		$93.86		-17.0%
Natural gas (per Mcf)	2.06		7.82		-73.7%	2.40		7.04		-65.9%
Natural gas liquids (per Bbl)	28.34		43.26		-34.5%	29.24		50.41		-42.0%
Combined (per BOE)	61.32		77.78		-21.2%	59.95		80.09		-25.1%

Average unit cost per BOE:
Production expenses	16.31		10.38		57.1%	16.23		12.40		30.9%
Production taxes	4.92		6.14		-19.9%	4.75		6.15		-22.8%
Depreciation, depletion, amortization and accretion	16.60		13.63		21.9%	15.74		14.35		9.7%

Capital expenditures	$4,978,103		$14,704,221			$8,769,977		$41,192,067

Index

Oil, natural gas and NGL revenues

For the three months ended September 30, 2023, revenues from oil, natural gas and NGL sales were $24.1 million. Revenues for the sale of crude oil were $21.3 million, which resulted in a realized price of $82.86 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.06 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $28.34 per BOE of sold production. For the three months ended September 30, 2022, revenues from oil, natural gas and NGL sales were $33.0 million. Revenues for the sale of crude oil were $27.8 million, which resulted in a realized price of $89.79 per barrel. Revenues for the sale of natural gas were $2.9 million, which resulted in a realized price of $7.82 per Mcf. Revenues for the sale of NGLs were $2.3 million, which resulted in a realized price of $43.26 per BOE of sold production.

For the nine months ended September 30, 2023, revenues from oil, natural gas and NGL sales were $76.1 million. Revenues for the sale of crude oil were $67.3 million, which resulted in a realized price of $77.90 per barrel. Revenues for the sale of natural gas were $3.0 million, which resulted in a realized price of $2.40 per Mcf. Revenues for the sale of NGLs were $5.8 million, which resulted in a realized price of $29.24 per BOE of sold production. For the nine months ended September 30, 2022, revenues from oil, natural gas and NGL sales were $82.9 million. Revenues for the sale of crude oil were $69.3 million, which resulted in a realized price of $93.86 per barrel. Revenues for the sale of natural gas were $6.9 million, which resulted in a realized price of $7.04 per Mcf. Revenues for the sale of NGLs were $6.7 million, which resulted in a realized price of $50.41 per BOE of sold production.

The Partnership completed 29 wells during the second, third and fourth quarters of 2022, and these new wells provided an immediate boost in production during the third and fourth quarters of 2022 as well as the first quarter of 2023. When comparing the nine-month periods ended September 30, 2023 and 2022, the completion of these new wells provided an increase to 2023 production, with sold production for the Sanish Field Assets approximating 4,700 BOE per day in 2023 to 3,800 BOE per day in 2022. Sold production was approximately 4,300 BOE per day and 4,600 BOE per day for three months ended September 30, 2023 and 2022.

The Partnership’s total revenues from oil, natural gas and NGL sales in 2023 have been negatively impacted by decreases in market prices of oil and natural gas when compared to the same periods of 2022, of which the factors for the reduction in market prices were discussed in Current Price Environment above. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

For the three months ended September 30, 2023 and 2022, production expenses were $6.4 million and $4.4 million, respectively, and production expenses per BOE of sold production were $16.31 and $10.38, respectively. For the nine months ended September 30, 2023 and 2022, production expenses were $20.6 million and $12.8 million, respectively, and production expenses per BOE of sold production were $16.23 and $12.40, respectively. The rise in production expenses per BOE is the result of the following: (1) higher gathering and processing expenses tied to oil production in 2023; (2) downward pressure on natural gas prices as well as adjustments to operator contracts resulted in additional marketing and selling costs to sell the Partnership’s natural gas and NGLs during 2023; and (3) an increase in workover expenses as certain of the Partnership’s newest producing wells have scheduled maintenance after reaching certain minimum production thresholds. Lingering inflation also has kept production expenses elevated when compared to prior periods.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2023 and 2022 were $1.9 million (8% of revenue) and $2.6 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2023 and 2022 were $6.0 million (8% of revenue) and $6.4 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended September 30, 2023 and 2022 were $0.3 million and $0.5 million, respectively. General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $1.4 million and $1.6 million, respectively.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2023 and 2022 was $6.5 million and $5.8 million, and DD&A per BOE of sold production was $16.60 and $13.63, respectively. DD&A for the nine months ended September 30, 2023 and 2022 was $20.0 million and $14.9 million, and DD&A per BOE of sold production was $15.74 and $14.35, respectively.

The increase in DD&A expense per BOE of production for the three and nine months ended September 30, 2023 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of June 30, 2023) resulting from changes to well production forecasts.

Gain (loss) on derivatives, net

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. In September 2023, the Partnership settled its final future oil production contract that was required under the original terms and conditions of the BF Loan Agreement.

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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Settlement loss on matured derivatives	$(1,284,710)	$(1,927,290)	$(1,780,610)	$(5,640,990)
Gain (loss) on mark-to-market of derivatives, net	513,828	6,227,340	3,033,037	(1,167,463)
Gain (loss) on derivatives, net	$(770,882)	$4,300,050	$1,252,427	$(6,808,453)

The Partnership’s oil production contracts that expired during the three months ended September 30, 2023 represented approximately 76,000 barrels of oil. The Partnership realized a loss of approximately $1.3 million, equating to an approximate loss of $16.90 per barrel, on its hedged oil production, and an approximate loss of $4.99 per barrel of total sold oil production for the third quarter of 2023. The Partnership’s natural gas production contracts that expired during the three months ended September 30, 2023 represented 63,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

The Partnership’s oil production contracts that expired during the nine months ended September 30, 2023 represented approximately 224,000 barrels of oil. The Partnership realized a loss of approximately $1.8 million, equating to an approximate loss of $7.95 per barrel, on its hedged oil production, and an approximate loss of $2.06 per barrel of total year-to-date sold oil production through the third quarter of 2023. The Partnership’s natural gas production contracts that expired during the nine months ended September 30, 2023 represented 275,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

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

The mark-to-market (non-cash, unrealized) gains or losses recorded for the three and nine months ended September 30, 2023 and 2022 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty. The Partnership does not have any outstanding derivative contracts as of September 30, 2023.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.4 million, respectively. Interest expense, net, for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.9 million, respectively. The Partnership’s interest expense increased through the first three quarters of 2023, compared to the same period of 2022, primarily due to an increase in interest rates. The primary component of Interest expense, net, is interest expense on the BF Credit Facility.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net income	$7,924,062	$23,602,863	$28,345,839	$39,563,173
Interest expense, net	227,611	411,333	1,021,277	915,543
Depreciation, depletion, amortization and accretion	6,519,826	5,777,217	19,992,113	14,856,872
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives, net	(513,828)	(6,227,340)	(3,033,037)	1,167,463
Adjusted EBITDAX	$14,157,671	$23,564,073	$46,326,192	$56,503,051

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $3.7 million in cash on hand and approximately $26 million in availability under the BF Credit Facility at the time of filing of this Form 10-Q. The Partnership has also generated approximately $47.5 million in cash flow from operating activities for the nine months ended September 30, 2023.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. The BF Credit Facility matures on March 1, 2024. The Partnership is working with its Lender to ensure the Partnership has an available credit facility to use, as necessary, for future capital commitments and drilling opportunities (see below in “Oil and Natural Gas Properties”). Based on the March 2023 BF Loan Agreement amendment, the Partnership is permitted to make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. The General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the BF credit facility and capital expenditures for new wells.

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

Distributions

For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.350000 and $1.075753 per common unit, or $6.6 million and $20.4 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2023, was paid on October 4, 2023 to the common unit holders on record as of September 30, 2023.

For the three and nine months ended September 30, 2022, the Partnership paid distributions of $0.375891 and $1.047123, or $7.1 million and $19.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of September 30, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $8.8 million and $41.2 million in capital expenditures for the nine months ended September 30, 2023 and 2022, respectively.

Since the beginning of 2019, the Partnership has elected to participate in the drilling and completion of 80 new wells in the Sanish field. As of September 30, 2023, approximately 76 of these 80 wells have been completed and were producing; the Partnership has an approximate non-operated working interest of 21% in these 76 wells. The Partnership has an estimated approximate non-operated working interest of 14% in four wells that are in-process as of September 30, 2023. In total, the Partnership’s estimated share of capital expenditures for the drilling and completion of these 80 wells is approximately $113 million, of which approximately $112 million was incurred as of September 30, 2023.

The Partnership anticipates its operator will complete the remaining four wells during the fourth quarter of 2023; however, completion of the wells is not in the Partnership’s control. The Partnership estimates the majority of the approximate $1 million in capital expenditures to fully pay for the remaining four wells in the completion process will be incurred during the fourth quarter of 2023 based on the best available information regarding current capital investment plans from its operators. In addition, during the fourth quarter of 2023, the Partnership elected to participate in the drilling of six (6) new wells proposed by Chord. The Partnership has an estimated approximate 20% non-operated working interest in these six wells, and the estimate of capital costs to complete these wells is approximately $12 million. Based on best information available from its operator, the drilling and completion of these six wells will occur during the fourth quarter of 2023 and first quarter of 2024, and the related capital expenditures will be incurred through the second quarter of 2024.

Aside from receiving well proposals, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures for 2024 and estimated capital expenditures could be significantly different from amounts actually invested. Because the Partnership’s operator is committed to drilling in the Sanish Field, the Partnership may be obligated to invest up to an additional $100 million in capital expenditures from 2024 through 2028 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2023, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2023, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2023. The distribution of approximately $2.1 million was paid on November 3, 2023 to common unit holders on record as of October 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101

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

Date: November 13, 2023