Form 10-K
period 2023-12-31
Energy 11, L.P.
filed 2024-03-15
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2023 was $0.

As of March 15, 2024, the Partnership had 18,973,474 common units outstanding.

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

These forward-looking statements include such things as:

•	the ongoing recovery from COVID-19;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

As of December 31, 2023, the Partnership owns an approximate 24% non-operated working interest in 299 producing wells, an estimated approximate 20% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The Partnership has drilled and completed 86 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 13 more wells, of which six (6) were in-process as of December 31, 2023. The Partnership has an approximate 18.5% non-operated working interest in these 13 wells, which are anticipated to be completed in the first half of 2024 at a total estimated cost to the Partnership of approximately $23 million.

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

Index

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The start of the military conflict between Russia and Ukraine in March 2022 (which remains ongoing), related economic sanctions imposed on Russia and additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Persistent concerns about a recession and short-term softening of global and domestic demand contributed to lower commodity prices during the first half of 2023. Oil prices rebounded to 12-month highs late in September 2023 at over $90 per barrel, primarily due to Saudi Arabia and Russia continuing their commitments to production cuts. However, a surge in exports from U.S. producers in the fourth quarter of 2023, along with weakening global demand, led to oil prices falling close to $70 per barrel by year end.

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

	Year Ended December 31,		Percent
	2023	2022	Change

Sold production (BOE):
Oil	1,128,242	1,054,619	7.0%
Natural gas	273,795	221,666	23.5%
Natural gas liquids	265,002	190,503	39.1%
Total	1,667,039	1,466,788	13.7%

Average sales price per unit:
Oil (per Bbl)	$78.14	$89.85	-13.0%
Natural gas (per Mcf)	2.35	6.49	-63.8%
Natural gas liquids (per Bbl)	29.33	45.41	-35.4%
Combined (per BOE)	59.86	76.38	-21.6%

Average unit cost per BOE:
Production costs
Production expenses	15.91	12.07	31.8%
Production taxes	4.75	6.21	-23.5%
Total production costs	20.66	18.28	13.0%
Depreciation, depletion, amortization and accretion	16.32	14.30	14.1%

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

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2023, was paid on January 4, 2024 to the common unit holders on record as of December 31, 2023.

Index

For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2023:

	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBOE)	Standardized Measure (2)
						(in thousands)
Proved Reserves (1)
PDP Properties	275	9,707	13,912	2,187	14,213	$225,239
PDNP Properties	22	493	971	151	806	9,470
PUD Properties	47	4,101	3,826	595	5,333	51,469
Total Proved Reserves	344	14,301	18,709	2,933	20,352	$286,178

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

The Partnership’s proved reserves as of December 31, 2023 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.25 per barrel of oil, $2.51 per MMcf of natural gas and $13.30 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2023 were below the 2023 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2023, the Partnership had PUDs of approximately 5,333 MBOE, or approximately 30% of total proved reserves. Total PUDs at December 31, 2022 were 10,522 MBOE. The following table reflects the changes in PUDs during 2023:

BOE
Proved undeveloped reserves, December 31, 2022	10,522,087
Revisions of previous estimates (1)	(5,360,513)
Extensions, discoveries and other additions (2)	618,643
Conversion to proved developed reserves (3)	(447,016)
Proved undeveloped reserves, December 31, 2023	5,333,201

(1)

The annual review of the PUDs resulted in a negative revision of approximately 5,361 MBOE. This revision was the result of 5,522 MBOE of downward adjustments attributable to changes in the future drill schedule and recovery projections, offset by 161 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.

(2)	In 2023, extensions, discoveries and other additions of 619 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(3)

The Partnership completed 6 new wells during 2023; therefore, the Partnership converted these 6 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 447 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2023 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand fluctuations, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2023 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

Index

The Partnership’s management works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets with Partnership management to discuss matters and policies related to the Partnership’s reserves.

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2023:

	December 31, 2023
	Gross	Net
Oil wells:
Sanish Field	302	72.7

Of the total well count for 2023, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2023, the Partnership had 299 currently producing wells and three shut-in wells. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2023, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	20,363	6,308	14,915	4,620	35,278	10,928

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

Index

Delivery Commitments

As of December 31, 2023, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Chord, as the primary operator of Partnership’s properties, operates 99% of the Partnership’s wells and sold approximately 99% of the Partnership’s production on the Partnership’s behalf in 2023.

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, the Partnership expects its operators to generate waste as a routine part of their operations that may be subject to RCRA. Although a substantial amount of the waste expected to be generated is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, imposes strict, joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties, or PRPs, include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent statutes.

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, the EPA has taken steps to designate as hazardous certain highly prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (“PFAS”), perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”). In April 2023, the EPA requested input from the public in connection with the potential designation of seven additional PFAS as hazardous. If finalized, the rulemaking would require entities to report to regulators releases of PFOA, PFOS and certain other PFAS above reportable quantities, and the rulemaking is likely to culminate in new cleanup obligations for these chemicals.

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

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, in December 2022, the EPA and the U.S. Army Corps finalized a rule that in practice restored the old definition. This December 2022 rule was challenged by states and industry groups, and in May 2023, in a case called Sackett v. U.S. Environmental Protection Agency, the United States Supreme Court adopted a narrow test for wetlands covered by the Clean Water Act. In response to this decision, the EPA and the U.S. Army Corps issued a revised definition of “waters of the United States” that was meant to be consistent with the Supreme Court’s ruling. This revised definition, however, is being challenged by states and industry groups. The litigation is ongoing. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

Index

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

Air Emissions

The operations of the Partnership’s operators are subject to the federal Clean Air Act, or CAA, and analogous state laws and local ordinances governing the control of emissions from sources of air pollution. The CAA and analogous state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous or toxic air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or seek injunctive relief, requiring the Partnership to forego construction, modification or operation of certain air emission sources.

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

In December 2023, the EPA announced a final rule to reduce methane and VOC emissions from the oil and gas sector. The rule consists of NSPS for methane and VOCs emissions from new sources and emissions guidelines for states to follow in developing implementation plans that will cover existing sources. Any “new” sources (those constructed, modified or reconstructed after December 6, 2022) will need to comply with the 2023 NSPS. Any “existing” sources (those constructed before December 6, 2022) will be subject to the standards promulgated pursuant to the state implementation plans. States have two years from the rule’s effective date to submit implementation plans to the EPA, and companies have three years from this submission date to comply.

The December 2023 rule, for the first time, extends the categories of sources covered by methane and VOC emission standards to flared gas, compressors at centralized tank batteries, liquids unloading, and process pumps. Most routine flaring from natural gas wells will be phased out through routing to a control device, or routing the flared gas to a sales line, using it for fuel or another beneficial purpose, or reinjecting it into a well. The rule requires that all wellhead sites and compressor stations are regularly monitored for leaks, also known as “fugitive emissions.” Wellhead-only sites are no longer excluded. The type and frequency of monitoring are based on the amount and types of equipment at a site, rather than on estimated emissions from a site. Control devices are subject to continuous monitoring and regular inspections. The rule authorizes the use of new advanced measurement technologies such as on-site sensor networks and aerial flyovers using remote-sensing technologies, although any new technologies must be preapproved by the EPA.

A novel feature of the December 2023 rule is the establishment of the “Super Emitter Program.” Under the program, the EPA will certify third parties to monitor for “super emitter events.” The certified third parties are authorized to report any such events to the EPA, and the EPA, upon verification of the event, will require the owner or operator to correct the cause of the event. The certified third parties are not allowed to enter an owner or operator’s well site or other facility, but instead must use EPA-approved remote-sensing technologies, such as those used on satellites or in aerial surveys.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized Phase 1 of a planned two-part NEPA rulemaking effort. The Phase 1 rule reversed most of the rollbacks introduced through the Trump-era regulations. It provides agencies with more flexibility to define the purpose and need of a proposed action, and to work with project proponents and communities to mitigate environmental harm by analyzing alternative designs and approaches; establishes NEPA procedures as a floor rather than a ceiling; restoring the ability of federal agencies to tailor their NEPA procedures to meet agency-specific needs; and restores and clarifies the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice. In July 2023, the Biden administration proposed the Phase 2 rule. This rule would accelerate the deployment of clean energy projects by potentially exempting them from the requirement of issuing environmental impact statements; require agencies to consider climate change effects and mitigative alternatives; require agencies to consider environmental justice issues such as reducing disproportionate effects on communities; and remove onerous content-requirements on public comments to proposed projects.

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

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate GHG emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. GHGs before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In June 2022, in a case called West Virginia v. U.S. Environmental Protection Agency, the United States Supreme Court held that the “major questions” doctrine limits the EPA’s power to curtail GHG emissions by requiring power plants to shift generation to lower emitted fuel sources. The case involved a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, the EPA has committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 the EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

Index

In addition to possible federal regulation, a number of states, individually and regionally as well as some localities, are considering or have implemented GHG regulatory programs or other steps to reduce GHG emissions. These regional, state and local initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Partnership incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Partnership produces. The impact of such future programs cannot be predicted, but the Partnership does not expect its operations to be affected any differently than other similarly situated domestic competitors.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In June 2021, the Fish and Wildlife Service under the Biden administration stated its plan to rescind or revise most of the 2019 revisions. In June 2023, the Biden administration proposed revoking certain Trump-era rules, including reinstating the rule that automatically extends protections for “endangered” species to “threatened” species, and the rule requiring that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” Pursuant to a number of federal court rulings in 2022, however, any unamended 2019 Trump-era rules under the ESA will remain in place until the Fish and Wildlife Service changes them, which changes the agency expects to finalize in 2024.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050. In January 2024, the Biden Administration paused approvals for pending and future applications to export LNG from new projects while the DOE reviews the economic and environmental impacts of those projects.

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

At December 31, 2023, Chord operates substantially all of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Chord, or the Partnership’s other operator, to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Chord and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers (“Army Corps”) completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the Army Corps releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. In September 2023, the Army Corps released an initial draft of its environmental impact statement that outlined possible outcomes and alternatives to the use of DAPL, and opened up a public comment period through December 2023. No date has been set for the release of the Army Corps’ final report. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

The Partnership has experienced higher costs in 2022 and 2023 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

Any future hedging transactions in which the Partnership elects to engage will expose it to counterparty credit risk.

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

Index

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

The Partnership’s success will depend to a large extent upon the efforts and abilities of Messrs. Knight and McKenney, the executive officers of the General Partner. The loss of the services of either of these key employees could have a material adverse effect on the Partnership. Neither the General Partner nor the Partnership maintains key-man life insurance with respect to any employees. The Partnership’s business will also be dependent upon its ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause the Partnership to incur greater costs or prevent it from pursuing its acquisition and development strategy as quickly as the Partnership would otherwise wish to do.

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

Moreover, a portion of the Partnership’s cash flow may be used to pay interest on its BancFirst Credit Facility. Interest and principal payments on the Credit Facility will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

Index

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

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the Partnership’s business activities and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership as described in “Compensation” within the Partnership’s prospectus for the Partnership’s best-efforts offering, regardless of the Partnership’s success in acquiring, developing and operating properties. The fees and direct costs to be paid to the General Partner will reduce the amount of cash distributions to investors. With respect to third-party costs, the General Partner has sole discretion on behalf of the Partnership to select the provider of the services or goods and the provider’s compensation.

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

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the Partnership’s business activities and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership regardless of the Partnership’s success in acquiring, developing and operating properties. The Dealer Manager is eligible to receive the contingent, incentive fee after Payout, as defined in the Prospectus for the Partnership’s best-efforts offering. The fees and direct costs to be paid to the General Partner and the Dealer Manager will reduce the amount of cash distributions to investors.

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

Federal and state legislative initiatives and executive orders relating to hydraulic fracturing and oil and natural gas lease sales could result in increased costs and additional operating restrictions or delays, and even could result in the Partnership ceasing business operations.

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

Index

A significant percentage of oil and natural gas operations in the United States is conducted on federal lands, and the Biden administration has taken actions to limit future oil and gas operations on federal lands and to increase costs of operations. On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and were therefore not impacted by this executive order. However, the Biden administration has proceeded to recommend an overhaul of the federal oil and gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In June 2022, the Biden administration resumed oil and natural gas lease sales, but limited it to only 20% of the total acreage originally nominated for leasing and increased the royalty rate. In September 2023, the Biden administration approved three offshore oil and gas lease sales through 2029, but the sale is limited to the Gulf of Mexico and is the smallest offshore oil drilling plan in the program’s history.

In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums on lease sales or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

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

The Partnership may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

●	the Clean Air Act, or the CAA, and comparable state laws and regulations that impose obligations related to emissions of air pollutants;
●	The Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated waters;
●	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from the Partnership’s facilities;
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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has issued rules to significantly reduce methane emissions from new and existing oil and natural gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation is likely to continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. Despite being organized as a partnership under state law, the Partnership will be treated as a corporation for U.S. federal income tax purposes unless it satisfies the “qualifying income” requirement. Based on the Partnership’s current operations, the Partnership believes it satisfies the qualifying income requirement. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

Index

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

Investment in Partnership common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, much of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs, will be unrelated business income and will be taxable to them. Similarly, much of the Partnership’s income allocable to non-U.S. persons will constitute effectively connected U.S. trade or business income, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income. Cash distributions on Partnership common units paid to foreign persons will be reduced by withholding taxes at the highest applicable effective U.S. tax rate, and foreign persons that hold Partnership common units will be required to file U.S. federal tax returns and pay tax on their share of our taxable income allocated to them. Upon the sale, exchange or other disposition of a common unit by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. Beginning in 2023, the IRS has clarified that brokers generally are responsible for withholding 10% of the gross proceeds upon sale of an investment in a publicly traded partnership by a foreign investor. Distributions to foreign persons may also be subject to additional withholding of 10% under these rules to the extent a portion of a distribution is attributable to an amount in excess of Partnership cumulative net income that has not previously been distributed. Non-U.S. and tax-exempt limited partners should consult their tax advisors regarding the tax implications to them of on an investment in the Partnership’s common units.

Index

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

Percentage depletion may be available with respect to limited partners who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether, or provide any assurance that, a limited partner will qualify as an independent producer. Further, if a limited partner does qualify as an independent producer, the limited partner is required to determine the amount of the allowed percentage depletion deduction and maintain records supporting such determination.

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

The ability of a limited partner to deduct its share of our losses and deductions may be limited.

Various limitations may apply to the ability of a holder of the Partnership’s common units to deduct its share of its losses and deductions, including the limited partner’s share of the Partnership’s deduction for IDCs. For example, in the case of taxpayers subject to the passive activity loss rules (generally, individuals and closely held corporations), any losses and deductions generated by the Partnership will only be available to offset its future income and cannot be used to offset income from other activities, including other passive activities or investments. Such unused losses and deductions may be deducted when the taxpayer disposes of its entire investment in the Partnership in a fully taxable transaction with an unrelated party, such as a sale of all of its common units in the open market. A unit holder’s share of any net passive income may be offset by unused losses from the Partnership carried over from prior years, but not by losses from other passive activities.

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

In general, holders of the Partnership’s common units are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to the Partnership’s trade or business during its taxable year. However, for taxable years beginning after December 31, 2017, the deduction for “business interest” is limited to the sum of the Partnership’s business interest income and 30% of “adjusted taxable income.” For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by Partnership unit holders in a later period than recognized in the GAAP financial statements.

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

The Partnership may be required to remit state income taxes to applicable taxing authorities on behalf of its limited partners.

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

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. Discussions with the state of North Dakota are ongoing for tax year 2023 and beyond. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

Index

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a part of its risk management strategy, the Board of Directors of the General Partner is actively engaged in overseeing and reviewing the Partnership’s strategic direction and objectives, taking into account, among other considerations, the Partnership’s risk profile and exposure. Only five individuals are involved in the Partnership’s day-to-day operations, so the Partnership’s direct business operations are limited. Therefore, the Partnership and the General Partner depend on technology systems to operate its business that are operated and managed by third parties. The Partnership has relationships with a number of third-party business partners and operators who have their own procedures and tools to assist with cybersecurity risk management as well as cybersecurity incident containment and recovery efforts.

The Partnership’s cybersecurity risk management program includes consulting with its third parties to monitor the Partnership’s internal and external systems and networks for vulnerabilities, threats and intrusions, and then coordinating a response if a cybersecurity incident is identified. The risk management program also includes facilitating information regarding cybersecurity incidents to the General Partner, so the General Partner can assess necessary action and disclosures.

Cybersecurity Risks

The Partnership has not experienced any material cybersecurity incidents to date that have resulted in an interruption to Partnership operations or otherwise had a material impact on Partnership strategy, financial condition or results of operations. For more information about the cybersecurity risks the Partnership faces, see the risk factor entitled “Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact the Partnership’s operations” in Item IA. Risk Factors of this Form 10-K.

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

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2023, there were approximately 19.0 million common units outstanding, which were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2023 of $16.02 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2023. The developed per common unit value range is $14.68 – $17.57. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/23
(unaudited)

Estimated fair value of oil and gas properties	$298,343
Estimated fair value of cash and cash equivalents	1,210
Estimated fair value of other assets and liabilities, net	4,363
Estimated fair value of outstanding debt	-
Estimated fair value of equity	$303,916

Common units outstanding	18,973

Estimated value per common unit	$16.02

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2023. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2023. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2023. The Partnership had no outstanding debt at December 31, 2023. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2024, which ranges from $71.53 per barrel to $62.02 per barrel as of January 1, 2024 to December 31, 2028, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2024, which ranges from $2.66 per Mcf to $3.80 per Mcf as of January 1, 2024 to December 31, 2028, and then held flat thereafter at a price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of +$0.03 per barrel of oil
-	Weighted average natural gas differential of -$0.12 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using 17.0% of NYMEX oil price
-	Weighted average natural gas shrink of 26.0%
-	NGL yield of 114.99 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing
-	Weighted average G&P expense on the production and sale of oil of $3.80 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $1.83 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $17.35 per barrel of oil equivalent

Index

•	Total gross fixed lease operating expenses per well estimated at $6,000 per month
•	Total net variable lease operating and workover expenses per well estimated at $4.75 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated at approximately $10 million per well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.32 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.55 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.26 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.34 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.92 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.91 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2023 and 2022, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2023, was paid on January 4, 2024 to the common unit holders on record as of December 31, 2023.

For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

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

The Partnership has drilled and completed 86 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 13 more wells, of which six (6) were in-process as of December 31, 2023. These 13 wells are anticipated to be completed in the first half of 2024 at a total estimated cost to the Partnership of approximately $23 million. See additional detail in “Oil and Natural Gas Properties” below.

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2023, the Partnership owns an approximate 24% non-operated working interest in 299 producing wells, an estimated approximate 18.5% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The start of the military conflict between Russia and Ukraine in March 2022 (which remains ongoing), related economic sanctions imposed on Russia and additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Persistent concerns about a recession and short-term softening of global and domestic demand contributed to lower commodity prices during the first half of 2023. Oil prices rebounded to 12-month highs late in September 2023 at over $90 per barrel, primarily due to Saudi Arabia and Russia continuing their commitments to production cuts. However, a surge in exports from U.S. producers in the fourth quarter of 2023, along with weakening global demand, led to oil prices falling close to $70 per barrel by year end.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Percent
	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$77.60	$94.33	-17.7%
Natural gas (per Mcf)	$2.53	$6.45	-60.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2023 and 2022. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.25 per barrel of oil, $2.51 per MMcf of natural gas and $13.30 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $90.51 per barrel of oil, $6.75 per MMcf of natural gas and $40.28 per barrel of NGL. See “Note 10 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2023 and 2022.

Results of Operations for Years 2023 and 2022

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$99,792,852	100.0%	$112,030,792	100.0%	-10.9%
Production expenses	26,529,445	26.6%	17,706,793	15.8%	49.8%
Production taxes	7,923,679	7.9%	9,108,473	8.1%	-13.0%
Depreciation, depletion, amortization and accretion	27,204,990	27.3%	20,974,139	18.7%	29.7%
General and administrative expenses	1,686,577	1.7%	2,074,306	1.9%	-18.7%

Sold production (BOE):
Oil	1,128,242		1,054,619		7.0%
Natural gas	273,795		221,666		23.5%
Natural gas liquids	265,002		190,503		39.1%
Total	1,667,039		1,466,788		13.7%

Average sales price per unit:
Oil (per Bbl)	$78.14		$89.85		-13.0%
Natural gas (per Mcf)	2.35		6.49		-63.8%
Natural gas liquids (per Bbl)	29.33		45.41		-35.4%
Combined (per BOE)	59.86		76.38		-21.6%

Average unit cost per BOE:
Production expenses	15.91		12.07		31.8%
Production taxes	4.75		6.21		-23.5%
Depreciation, depletion, amortization and accretion	16.32		14.30		14.1%

Capital expenditures	$12,137,862		$49,285,758

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2023 and 2022, revenues for oil, natural gas and NGL sales were $99.8 million and $112.0 million, respectively. Revenues for the sale of oil were $88.2 million and $94.8 million, which resulted in realized prices of $78.14 and $89.85 per barrel, respectively. Revenues for the sale of natural gas were $3.9 million and $8.6 million, which resulted in realized prices of $2.35 and $6.49 per Mcf, respectively. Revenues for the sale of NGL were $7.8 million and $8.6 million, which resulted in realized prices of $29.33 and $45.41 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2023 were approximately $78.95 per barrel of oil, $2.18 per Mcf of natural gas and $29.60 per BOE of NGL, compared to fourth quarter of 2022 realized prices of approximately $80.50 per barrel of oil, $4.90 per Mcf of natural gas and $33.75 per BOE of NGL.

The Partnership has completed 33 wells since the second quarter of 2022, and these new wells provided a boost in total production, especially natural gas and NGLs volumes, throughout 2023. Sold production for the Sanish Field Assets was approximately 4,600 BOE per day in 2023, compared to 4,000 BOE per day in 2022. Sold production was approximately 4,300 BOE per day and 4,700 BOE per day for fourth quarters of 2023 and 2022, respectively. The Partnership anticipates the completion of the 13 new wells in the first half of 2024 will offset the natural decline of wells as they age.

The Partnership’s total revenues from oil, natural gas and NGL sales in 2023 have been negatively impacted by decreases in market prices of oil and natural gas when compared to 2022, of which the factors for the reduction in market prices were discussed in Current Price Environment above. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

For the years ended December 31, 2023 and 2022, production expenses were $26.5 million and $17.7 million, respectively, and production expenses per BOE of sold production were $15.91 and $12.07, respectively. Production expenses for the fourth quarters of 2023 and 2022 were $5.9 million and $4.9 million, respectively, and production expenses per BOE of sold production were $14.91 and $11.28, respectively. The rise in production expenses per BOE for the quarter and year ended December 31, 2023, in comparison to the same periods of 2022, is the result of the following: (1) higher gathering and processing expenses tied to oil production in 2023; (2) downward pressure on natural gas prices as well as adjustments to operator contracts resulted in additional marketing and selling costs to sell the Partnership’s natural gas and NGLs during 2023; and (3) an increase in workover expenses as certain of the Partnership’s newest producing wells have scheduled maintenance after reaching certain minimum production thresholds. Lingering inflation also has kept production expenses elevated when compared to prior periods.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the years ended December 31, 2023 and 2022 were $7.9 million (8% of revenue) and $9.1 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2023 and 2022 were $1.9 million (9% of revenue) and $2.7 million (9% of revenue), respectively. Oil production comprised approximately 68% and 72% of the Partnership’s sold production volumes for the years ended December 31, 2023 and 2022, and approximately 66% and 73% for the three-month periods ended December 31, 2023 and 2022, respectively.

General and administrative expenses

General and administrative costs for the years ended December 31, 2023 and 2022 were $1.7 million and $2.1 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The Partnership saw a decrease in personnel-related costs and legal expenses during the year ended December 31, 2023.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2023 and 2022 was $27.2 million and $21.0 million, and DD&A per BOE of sold production was $16.32 and $14.30, respectively. DD&A for the fourth quarters of 2023 and 2022 was $7.2 million and $6.1 million, and DD&A per BOE of sold production was $18.16 and $14.17, respectively. The increase in DD&A expense per BOE of production for the three and twelve months ended December 31, 2023 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2023) resulting from changes to the future drill schedule and well production forecasts.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022
Settlements on matured derivatives	$(1,780,610)	$(6,603,660)
Gain (loss) on mark-to-market of derivatives, net	3,033,037	(668,714)
Gain (loss) on derivatives, net	$1,252,427	$(7,272,374)

The Partnership’s oil production contracts that expired during 2023 represented 224,000 barrels of oil. The Partnership’s realized loss on its oil contracts of approximately $1.8 million equated to an approximate loss of $7.95 per barrel on hedged oil production. The Partnership’s natural gas production contracts that expired during 2023 represented 275,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

Index

The Partnership’s oil production contracts that expired during 2022 represented 322,000 barrels of oil. The Partnership’s realized loss on its oil contracts of approximately $6.1 million equated to an approximate loss of $18.28 per barrel of its hedged oil production. The Partnership’s natural gas production contracts that expired during 2022 represented 380,000 MMBtu of produced natural gas. The Partnership’s realized loss on natural gas contracts of approximately $0.5 million equated to an approximate loss of $1.41 per MMBtu of hedged natural gas production. The Partnership’s oil and natural gas production contracts that expired during the fourth quarter of 2022, which represented 78,000 barrels of oil and 90,000 MMBtu of produced natural gas, resulted in losses of approximately $10.65 per barrel of oil, or $0.8 million, and $1.47 per MMBtu of natural gas, or $0.1 million, respectively.

The mark-to-market (non-cash, unrealized) net losses recorded for the years ended December 31, 2023 and 2022 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty. The Partnership does not have any outstanding derivative contracts as of December 31, 2023.

Interest expense, net

Interest expense, net, for the years ended December 31, 2023 and 2022 was $1.2 million and $1.5 million, respectively. The primary component of Interest expense, net, during the years ended December 31, 2023 and 2022 was interest expense on the BancFirst Credit Facility (“BF Credit Facility”). The Partnership made $22.6 million in principal payments on its BF Credit Facility during 2023, which led to reduced interest expense in 2023. At December 31, 2023, the Partnership had no outstanding balance on its BF Credit Facility.

See more information on the Partnership’s credit facility in “Note 4 – Debt” in Part II, Item 8 – Financial Statements and Supplementary Data appearing elsewhere in this Annual Report on Form 10-K.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income	$36,515,080	$53,438,007
Interest expense, net	1,185,508	1,456,700
Depreciation, depletion, amortization and accretion	27,204,990	20,974,139
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(3,033,037)	668,714
Adjusted EBITDAX	$61,872,541	$76,537,560

Index

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $3.5 million in cash on hand at the time of filing of this Form 10-K, and the Partnership generated approximately $66.3 million and $74.7 million in cash flow from operating activities for the years ended December 31, 2023 and 2022. In February 2024, the Partnership successfully renewed its BF Credit Facility and currently has $20 million in availability under the BF Credit Facility (see “Subsequent Events” below).

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below (see “Oil and Natural Gas Properties”). Based on the terms and conditions of the February 2024 fifth amendment to the BF Loan Agreement, the Partnership is permitted to make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. The General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and payments on the BF credit facility, as necessary based on usage.

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

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million. The Partnership also declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2023, was paid on January 4, 2024 to the common unit holders on record as of December 31, 2023.

For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

Index

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

Oil and Natural Gas Properties

The Partnership incurred approximately $12.1 million and $49.3 million in capital expenditures for the years ended December 31, 2023 and 2022, respectively.

Over the past four years, the Partnership elected to participate in the drilling and completion of 80 new wells in the Sanish field. All 80 of those wells had been completed and were producing at December 31, 2023. In total, the Partnership’s share of capital expenditures for the drilling and completion of these 80 wells was approximately $112.5 million. Since October 2023, the Partnership has elected to participate in the drilling and completion of 13 more wells, of which six (6) were in-process as of December 31, 2023. The Partnership has an approximate 18.5% non-operated working interest in these 13 wells, which are anticipated to be completed in the first half of 2024. The Partnership estimates the approximate $23 million in capital expenditures to fully pay to complete these 13 wells will be incurred through the first three quarters of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict when wells will be completed as well as the amount and timing of capital expenditures for 2024. Estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the wells in which the Partnership has already elected to participate, the Partnership anticipates that it may be obligated to invest an additional $60 to $70 million from 2024 through 2028 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semiannual review based on current market conditions and future capital investment information provided by operators of the Sanish Field Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 10. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2023 and 2022.

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

Despite the inherent imprecision in these engineering estimates, the Partnership’s reserves are used throughout the Partnership’s financial statements. For example, since the Partnership uses the units–of–production method to amortize the costs of its oil and natural gas properties, the quantity of reserves could significantly impact its depreciation, depletion and amortization expense. The Partnership’s reserves are also the basis of the Partnership’s supplemental oil and natural gas disclosures.

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

Subsequent Events

In January 2024, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of January 2024. In addition, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described above. The distributions, which together total approximately $3.0 million, were paid on February 5, 2024 to common unit holders on record as of January 31, 2024.

In February 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2024. The distribution of approximately $2.3 million was paid on March 5, 2024 to common unit holders on record as of February 29, 2024.

On February 27, 2024, the Partnership and its Lender entered into an amendment (“Fifth Amendment”) to the BF Loan Agreement, effective March 1, 2024 (“Effective Date”), that renewed and extended the BF Credit Facility for two additional years to March 1, 2026 (“Revised Maturity Date”). Key terms and conditions of the Fifth Amendment include:

●	As of the Effective Date, the borrowing base of the BF Credit Facility is $20,000,000.
●

As amended, the Partnership remains subject to a semiannual redetermination of its borrowing base, but the Partnership is only required to perform an annual analysis of its proven oil and natural gas reserves as of January 1 of each year.

●	The loan fee due from the Partnership to the Lender associated with the Fifth Amendment is $100,000.
●

Previously under the BF Loan Agreement, the Partnership was required to pay a $30,000 annual administrative fee to the Lender. Because BancFirst will be the only Lender effective March 1, 2024, the administrative fee has been waived through the Revised Maturity Date.

The Partnership remains permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. Further, the Partnership is currently not subject to any hedging requirements under the BF Loan Agreement, as previously amended. All other terms and conditions of the BF Loan Agreement and its subsequent amendments remain in effect.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy 11, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2023, the net book value of the Partnership's oil and gas properties was $338.5 million, and depreciation, depletion and amortization (DD&A) expense was $27.2 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

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

Richmond, Virginia

March 15, 2024

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets
Cash and cash equivalents	$1,209,813	$3,053,120
Accounts receivable	11,451,882	17,173,549
Other current assets, net	127,298	317,248
Total Current Assets	12,788,993	20,543,917

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $146,161,010 and $119,045,055, respectively	338,545,992	353,519,338
Other assets	-	23,654
Total Assets	$351,334,985	$374,086,909

Liabilities
Accounts payable and accrued expenses	$9,285,194	$15,170,168
Derivative liability	-	3,173,965
Total Current Liabilities	9,285,194	18,344,133

Revolving credit facility	-	22,600,000
Asset retirement obligations	2,060,520	1,966,738
Total Liabilities	11,345,714	42,910,871

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	339,990,998	331,177,765
General partner's interest	(1,727)	(1,727)
Class B units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	339,989,271	331,176,038

Total Liabilities and Partners’ Equity	$351,334,985	$374,086,909

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Revenues
Oil	$88,162,777	$94,755,037
Natural gas	3,857,572	8,625,891
Natural gas liquids	7,772,503	8,649,864
Total revenue	99,792,852	112,030,792

Operating costs and expenses
Production expenses	26,529,445	17,706,793
Production taxes	7,923,679	9,108,473
General and administrative expenses	1,686,577	2,074,306
Depreciation, depletion, amortization and accretion	27,204,990	20,974,139
Total operating costs and expenses	63,344,691	49,863,711

Operating income	36,448,161	62,167,081

Gain (loss) on derivatives, net	1,252,427	(7,272,374)
Interest expense, net	(1,185,508)	(1,456,700)
Total other expense, net	66,919	(8,729,074)

Net income	$36,515,080	$53,438,007

Basic and diluted net income per common unit	$1.92	$2.82

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balance December 31, 2021	18,973,474	$304,544,838	62,500	-	$(1,727)	$304,543,111

Distributions declared to common units ($1.396164 per unit)	-	(26,490,080)	-	-	-	(26,490,080)
Estimated state tax withholding for limited partners	-	(315,000)	-	-	-	(315,000)
Net income	-	53,438,007	-	-	-	53,438,007
Balance December 31, 2022	18,973,474	331,177,765	62,500	-	(1,727)	331,176,038

Distributions declared to common units ($1.407671 per unit)	-	(26,708,409)	-	-	-	(26,708,409)
Adjustments to state tax withholding for limited partners	-	6,562	-	-	-	6,562
Estimated state tax withholding for limited partners	-	(1,000,000)	-	-	-	(1,000,000)
Net income	-	36,515,080	-	-	-	36,515,080
Balance December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Cash flow from operating activities:
Net income	$36,515,080	$53,438,007

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	27,204,990	20,974,139
(Gain) loss on mark-to-market of derivatives, net	(3,033,037)	668,714
Non-cash expenses, net	141,924	141,924

Changes in operating assets and liabilities:
Accounts receivable	5,721,667	(2,055,014)
Other assets	71,680	249
Accounts payable and accrued expenses	(324,127)	1,573,440

Net cash flow provided by operating activities	66,298,177	74,741,459

Cash flow from investing activities:
Additions to oil and natural gas properties	(18,489,997)	(48,330,981)

Net cash flow used in investing activities	(18,489,997)	(48,330,981)

Cash flow from financing activities:
Proceeds from BancFirst revolving credit facility	-	13,600,000
Payments on BancFirst revolving credit facility	(22,600,000)	(14,000,000)
Distributions paid to limited partners	(27,051,487)	(23,870,186)

Net cash flow used in financing activities	(49,651,487)	(24,270,186)

Increase (decrease) in cash and cash equivalents	(1,843,307)	2,140,292
Cash and cash equivalents, beginning of period	3,053,120	912,828

Cash and cash equivalents, end of period	$1,209,813	$3,053,120

Interest paid	$999,634	$1,260,325

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,192,052	$8,544,187

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

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

As of December 31, 2023, the Partnership owns an approximate 24% non-operated working interest in 299 producing wells, an estimated approximate 18.5% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”, NASDAQ: CHRD), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Accounts Receivable and Concentration of Credit Risk

For the year ended December 31, 2023, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Partnership’s oil and natural gas properties in North Dakota (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest may be similarly affected by changes in economic, industry or other conditions. At December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2023 and 2022, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2021	$1,791,341
Well additions	95,480
Accretion	97,588
Revisions in estimated cash flows	(17,671)
Balance as of December 31, 2022	1,966,738
Well additions	4,748
Accretion	107,855
Revisions in estimated cash flows	(18,821)
Balance as of December 31, 2023	$2,060,520

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. The Partnership made a payment of approximately $243,000 (approximately $0.013 per common unit) in May 2023 that settled the 2021 tax year. The Partnership recorded an estimate at December 31, 2022 of approximately $315,000 for the 2022 tax year. In addition, the Partnership recorded an estimated at December 31, 2023 of approximately $1.0 million for the 2023 tax year. Settlements for the 2022 and 2023 tax years are expected during 2024. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2023 and 2022, there were no such costs accrued.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2023 and 2022. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

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

The Partnership has drilled and completed 86 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 13 more wells, of which six (6) were in-process as of December 31, 2023. The Partnership has an approximate 18.5% non-operated working interest in these 13 wells, which are anticipated to be completed in the first half of 2024 at a total estimated cost to the Partnership of approximately $23 million. Many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provided for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000. Total capitalized loan costs, which were approximately $400,000, were recorded as Other assets on the Partnership’s balance sheets and approximately $24,000 of the deferred loan costs remained unamortized at December 31, 2023. The Partnership also paid an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the BF Credit Facility, based on borrowings outstanding during a quarter. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at December 31, 2023, and through the maturity date of March 1, 2024. See Note 9. Subsequent Events for details on the fifth amendment to the BF Loan Agreement, which renews and extends the BF Credit Facility for two years to March 1, 2026.

Any further advances under the BF Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the BF Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The BF Credit Facility is secured by a mortgage and first lien position on certain of the Partnership’s producing wells.

Also, the BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of December 31, 2023.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

Index

In addition, the Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

As of December 31, 2022, the outstanding balance on the BF Credit Facility of approximately $22.6 million approximated the fair market value. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2023 and 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(3,173,965)	$-
Total	$-	$(3,173,965)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments at December 31, 2022 was determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements were utilized to determine the value of the commodity derivative instruments and were reviewed and corroborated by the Partnership using various methodologies and significant observable inputs, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performed an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considered that the counterparty is of substantial credit quality and had the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional detail in Note 6. Risk Management.

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

In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see Note 4. Debt). To meet BF Loan Agreement requirements, the Partnership entered into two-way costless collar derivative contracts for the period from July 2021 to September 2023. Two-way collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the future production volumes under contract. The Partnership did not pay or receive a premium related to the costless collars into which it entered to remain compliant with the BF Loan Agreement, and the contracts were settled monthly. The Partnership had no outstanding derivative contracts at December 31, 2023, and the Partnership is not currently required to hedge future production under the BF Loan Agreement.

As of December 31, 2022, the Partnership’s derivative instruments were in a loss position. The Partnership recognized a total liability of approximately $3.2 million, of which the full balance was recorded as current in Derivative liability on the Partnership’s consolidated balance sheet as of December 31, 2022. The derivative liability as of December 31, 2022 approximated fair value.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022
Settlements on matured derivatives	$(1,780,610)	$(6,603,660)
Gain (loss) on mark-to-market of derivatives, net	3,033,037	(668,714)
Gain (loss) on derivatives, net	$1,252,427	$(7,272,374)

Settlements on matured derivatives above reflect realized losses on derivative contracts which matured during the periods presented, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains or losses above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains or losses do not represent actual settlements or payments made to or from the counterparty.

The Partnership’s derivative instruments were covered by an International Swap Dealers Association Master Agreement (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership had netting arrangements with the counterparty that provided for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involved the risk that the Partnership’s counterparty may have been unable to meet the financial terms of such instruments.

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

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2023. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2023, was paid on January 4, 2024 to the common unit holders on record as of December 31, 2023.

For the year ended December 31, 2022, the Partnership paid distributions of $1.258082 per common unit, or $23.9 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2023, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.374841 per common unit, or approximately $45 million.

Index

Note 8. Related Parties

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer, and David S. McKenney, Chief Financial Officer. Mr. Knight and Mr. McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy Resources 12 GP, LLC, the general partner of Energy Resources 12, L.P. (“ER12”), a limited partnership that also invests in producing and non-producing oil and natural gas properties on-shore in the United States.

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

For the years ended December 31, 2023 and 2022, approximately $291,000 and $165,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2023 and 2022, approximately $119,000 and $57,000, respectively, was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick, and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. Prior to termination, all Administrator costs and expenses subject to the ASA were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the years ended December 31, 2023 and 2022, approximately $165,000 and $634,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

E11 Incentive Holdings, LLC (“Incentive Holdings”) was the owner of all Class B units outstanding (62,500) as of March 31, 2017. During the second quarter of 2017, Incentive Holdings transferred substantially all of its assets: (1) on April 5, 2017, Incentive Holdings transferred 18,125 of the 62,500 Class B units to E11 Incentive Carry Vehicle, LLC, an affiliate of Incentive Holdings, for de minimis consideration; and (2) on April 6, 2017, the remaining 44,375 Class B units were acquired by Regional Energy Incentives, LP in exchange for approximately $98,000. Regional Energy Incentives, LP was owned by entities controlled by Messrs. Keating, Mallick and McKenney.

In conjunction with the Agreement discussed above, as of April 5, 2023, affiliates of Messrs. Knight and McKenney now own the 44,375 Class B units previously owned by Regional Energy Incentives, LP. E11 Incentive Carry Vehicle, LLC still owns the remaining 18,125 outstanding Class B units.

Index

The Class B units entitle the holder to certain distribution rights after Payout, as described in Note 7. Capital Contribution and Partners’ Equity.

Note 9. Subsequent Events

In January 2024, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of January 2024. In addition, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described above. The distributions, which together total approximately $3.0 million, were paid on February 5, 2024 to common unit holders on record as of January 31, 2024.

In February 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2024. The distribution of approximately $2.3 million was paid on March 5, 2024 to common unit holders on record as of February 29, 2024.

On February 27, 2024, the Partnership and its Lender entered into an amendment (“Fifth Amendment”) to the BF Loan Agreement, effective March 1, 2024 (“Effective Date”), that renewed and extended the BF Credit Facility for two additional years to March 1, 2026 (“Revised Maturity Date”). Key terms and conditions of the Fifth Amendment include:

●	As of the Effective Date, the borrowing base of the BF Credit Facility is $20,000,000.
●

As amended, the Partnership remains subject to a semiannual redetermination of its borrowing base, but the Partnership is only required to perform an annual analysis of its proven oil and natural gas reserves as of January 1 of each year.

●	The Partnership paid a loan fee to the Lender associated with the Fifth Amendment of $100,000.
●

Previously under the BF Loan Agreement, the Partnership was required to pay a $30,000 annual administrative fee to the Lender. Because BancFirst will be the only Lender effective March 1, 2024, the administrative fee has been waived through the Revised Maturity Date.

The Partnership remains permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. Further, the Partnership is currently not subject to any hedging requirements under the BF Loan Agreement, as previously amended. All other terms and conditions of the BF Loan Agreement and its subsequent amendments remain in effect.

Note 10. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2023 and 2022 is as follows:

	2023	2022
Producing properties	$311,292,892	$296,175,283
Non-producing	173,414,110	176,389,110
	484,707,002	472,564,393
Accumulated depreciation, depletion and amortization	(146,161,010)	(119,045,055)
Net capitalized costs	$338,545,992	$353,519,338

Costs Incurred

For the years ended December 31, 2023 and 2022, the Partnership incurred the following costs in oil and natural gas producing activities:

	2023	2022
Development costs	$12,142,610	$49,381,239

Index

Estimated Quantities of Proved Oil, NGL and Natural Gas Reserves

The following unaudited information regarding the Partnership’s oil, natural gas and NGL reserves is presented pursuant to disclosures required by the SEC and the FASB.

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2023, 2022 and 2021.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2023, 2022 and 2021, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2021	16,100,697	20,900,153	3,006,631	22,590,687
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	1,266,835	1,125,029	160,090	1,614,430
Revisions of previous estimates (2)	4,719,015	3,782,400	508,067	5,857,482
Production	(1,054,619)	(1,329,995)	(190,503)	(1,466,788)
December 31, 2022	21,031,928	24,477,587	3,484,285	28,595,811
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	479,763	431,226	67,009	618,643
Revisions of previous estimates (4)	(6,082,609)	(4,557,429)	(353,416)	(7,195,597)
Production	(1,128,242)	(1,642,775)	(265,002)	(1,667,039)
December 31, 2023	14,300,840	18,708,609	2,932,876	20,351,818

(1)	In 2022, extensions, discoveries and other additions of 1,614 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

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

(3)	In 2023, extensions, discoveries and other additions of 619 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(4)

Revisions to previous estimates decreased proved reserves by a net amount of 7,196 MBOE. These revisions result from 5,522 MBOE of downward adjustments attributable to changes in the future drill schedule and recovery projections, 1,373 MBOE of downward adjustments attributable to well performance, and 301 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2023 to December 31, 2022.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.25 per barrel of oil, $2.51 per MMcf of natural gas and $13.30 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $90.51 per barrel of oil, $6.75 per MMcf of natural gas and $40.28 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2023, 2022 and 2021 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2021	11,197,370	15,350,678	2,207,738	15,963,554
December 31, 2022	12,959,918	16,547,639	2,355,866	18,073,724
December 31, 2023	10,199,826	14,882,637	2,338,351	15,018,617

Proved undeveloped reserves:
December 31, 2021	4,903,327	5,549,475	798,893	6,627,133
December 31, 2022	8,072,010	7,929,948	1,128,419	10,522,087
December 31, 2023	4,101,014	3,825,972	594,525	5,333,201

Index

The following details the changes in proved undeveloped reserves (PUD) for 2022 and 2023:

BOE
Proved undeveloped reserves, December 31, 2021	6,627,133
Revisions of previous estimates (1)	7,803,541
Extensions, discoveries and other additions (2)	1,614,430
Conversion to proved developed reserves (3)	(5,523,017)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2022	10,522,087
Revisions of previous estimates (4)	(5,360,513)
Extensions, discoveries and other additions (5)	618,643
Conversion to proved developed reserves (6)	(447,016)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2023	5,333,201

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

(4)

The annual review of the PUDs resulted in a negative revision of approximately 5,361 MBOE. This revision was the result of 5,522 MBOE of downward adjustments attributable to changes in the future drill schedule and recovery projections, offset by 161 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.

(5)	In 2023, extensions, discoveries and other additions of 619 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(6)

The Partnership completed 6 new wells during 2023; therefore, the Partnership converted these 6 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 447 MBOE.

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

	2023	2022
Future cash inflows	$1,205,028,864	$2,209,148,928
Future production costs	(493,017,336)	(586,350,144)
Future development costs	(98,927,304)	(110,237,400)
Future net cash flows	613,084,224	1,512,561,384
10% annual discount	(326,905,824)	(864,351,720)
Standardized measure of discounted future net cash flows	$286,178,400	$648,209,664

Changes in the standardized measure of discounted future net cash flows are as follows:

	2023	2022
Standardized measure at beginning of period	$648,209,664	$308,184,640
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	6,992,407	49,126,990
Sales of oil, natural gas and NGLs, net of production costs	(65,339,727)	(85,215,526)
Net changes in prices and production costs	(208,831,086)	240,520,851
Development costs incurred during the period	12,142,610	49,381,239
Revisions to previous estimates	(171,073,805)	150,980,130
Accretion of discount	64,910,851	30,861,199
Change in estimated future development costs	(832,514)	(95,629,859)
Standardized measure of discounted future net cash flows	$286,178,400	$648,209,664

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2023, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2023:

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

The General Partner

The General Partner is Energy 11 GP, LLC, which was formed in 2013 and had no operating history prior to the formation of the Partnership. The General Partner is owned by companies controlled by Glade M. Knight and David S. McKenney.

Index

The General Partner does not receive a management or similar fee for acting as General Partner and did not receive an offering and organization fee for organizing the Partnership. The Partnership will reimburse the General Partner and its affiliates for all general and administrative expenses incurred by the General Partner and its affiliates in managing the Partnership’s business. These costs and expenses will include the direct and indirect costs and expenses of employee compensation, rental, office supplies, travel and entertainment, printing, legal, accounting, advertising, marketing and overhead. The beneficial owners of the General Partner are not employees of the General Partner, and do not receive salary or other compensation from the General Partner or Partnership other than reimbursement of third-party costs and expenses and with respect to their equity interests in the Partnership.

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

Item 11. Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2023 and 2022. Since the only person paid any compensation by the Partnership or the General Partner for the years ended December 31, 2023 and 2022 was Clifford J. Merritt, the former president of the General Partner, the Named Executive Officers in the table only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total

Glade M. Knight	2023	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2022	$—	$—	$—	$—

Clifford J. Merritt	2023	$57,068	$—	$—	$57,068
President	2022	$181,645	$17,500	$—	$199,145

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

For the years ended December 31, 2023 and 2022, Mr. Merritt’s annual base compensation was $360,500 and $350,000, respectively, and basic health benefits. Mr. Merritt resigned as president of the General Partner in April 2023. Because Mr. Merritt was an employee of Administrator, the Partnership paid one-half of Mr. Merritt’s compensation and benefits through the termination date of the Administrative Services Agreement (“Agreement”) in 2023 and for the year ended December 31, 2022, while Energy Resources 12, L.P. (“ER12”) paid the other half. See more information on the Agreement below in Item 13, and elsewhere, of this Form 10-K.

Index

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers as of December 31, 2023, other than the Incentive Distribution Rights.

Compensation of Directors

The employee and non-employee members of the General Partner’s board of directors do not receive compensation for their services as directors. However, the directors may be reimbursed for their expenses in attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2024 the beneficial ownership of the Partnership’s common units and Class B units that are owned by:

●	all persons who, to the knowledge of the Partnership’s management team, beneficially own more than 5% of the Partnership’s common units;

●	each executive officer of the General Partner; and

●	all current directors and executive officers of the General Partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned
Glade M. Knight 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	15,000	*	39,938	64%

David S. McKenney 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*	4,437	7%

Directors and principal officers as a group (2 persons)	20,000	*	44,375	71%

* Less than 1% of outstanding common units.

Class B Units

GKOG Two, LLC, an entity owned by Mr. Knight, owns 39,937.50 Class B units. PECM, LLC, an entity owned by Mr. McKenney, owns 4,437.50 Class B units. The remaining 18,125 Class B units are owned by E11 Incentive Carry Vehicle, LLC, an affiliate of Incentive Holdings, LLC. The address of E11 Incentive Carry Vehicle, LLC is 301 NW 63rd Street, Suite 400, Oklahoma City, Oklahoma 73116.

The Partnership may issue up to 37,500 additional Class B units, the amount of Class B units canceled in conjunction with the 2016 termination of the management services agreement the Partnership had with its former manager.

Index

Ownership of the General Partner

The General Partner is a limited liability company. The members of the General Partner and the membership interest owned are as follows:

●	GKOG Two, LLC, owns a 50% membership interest in the General Partner. GKOG Two, LLC is a limited liability company owned by Mr. Knight.

●	GKOG, LLC, owns a 25% membership interest in the General Partner. GKOG, LLC is a limited liability company owned by Mr. Knight and his immediate family.

●	DMOG, LLC owns a 25% membership interest in the General Partner. DMOG, LLC is a limited liability company owned by Mr. McKenney and his immediate family.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reimbursement of Expenses to General Partner in Connection with Operations of the Partnership

The Partnership will reimburse the General Partner and the General Partner’s affiliates for their general and administrative costs allocable to the Partnership. These expenses will include compensation expense, rent, travel, and other general and administrative and overhead expenses. Currently, the only business of the General Partner is to act as General Partner of the Partnership, and all of the General Partner’s general and administrative costs will be paid by the Partnership. If affiliates of the General Partner form other partnerships or engage in other oil and gas activities, the General Partner will allocate its general and administrative costs to the Partnership and other partnerships or businesses in a manner deemed reasonable by the General Partner.

During the years ended December 31, 2023 and 2022, approximately $291,000 and $165,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

Incentive Distribution Rights

On the initial closing date, the Partnership issued incentive distribution rights, which are nonvoting limited partner interests that entitle the holder of such rights to 35% of all amounts distributed by the Partnership after Payout occurs, to the General Partner.

Index

Administrative Services Agreement

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and Energy Resources 12, L.P. (“ER12”), whereby the Administrator was to provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator also was to assist the General Partner with the day-to-day operations of the Partnership. The Administrator is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, the now former Co-Chief Operating Officers of the General Partner. The ASA became effective January 1, 2021.

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick, and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. Prior to termination, all Administrator costs and expenses subject to the ASA were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the year ended December 31, 2023, approximately $165,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the year ended December 31, 2022, approximately $634,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. Mr. Merritt resigned as president of the General Partner in April 2023. For the years ended December 31, 2023 and 2022, Mr. Merritt’s annual base compensation was $360,500 and $350,000, respectively, and basic health benefits. Prior to his resignation, the Partnership paid Mr. Merritt $57,068 for his services in 2023. For the year ended December 31, 2022, Mr. Merritt was paid $199,145 by the Partnership. Because Mr. Merritt was an employee of Administrator, the General Partner approved for the Partnership to pay one-half of Mr. Merritt’s compensation and benefits during 2023 and 2022, while ER12 paid the other half through the ASA described above.

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

Index

Item 14. Principal Accountant Fees and Services

Ernst and Young LLP (“EY”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2023. EY was selected and appointed as the Partnership’s independent registered public accounting firm on April 13, 2021.

For the fiscal years ended December 31, 2023 and 2022, fees paid or payable to EY for services performed in connection with the audit of the 2023 and 2022 financial statements, 2023 and 2022 interim reviews and tax return preparation and compliance for 2023 and 2022 are included in the table below.

Audit Fees

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit fees	$216,000	$200,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$274,000	$258,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by EY during the years ended December 31, 2023 and 2022 were approved by the Board of Directors.

Index

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022

(iii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2023 and 2022

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(vi) Notes to Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

10.2

Credit Agreement dated as of May 13, 2021 among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 17, 2021)

10.3

First Amendment to Credit Agreement dated as of March 10, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on March 16, 2022)

10.4

Second Amendment to Credit Agreement dated as of August 22, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 26, 2022)

10.5

Third Amendment to Credit Agreement dated effective as of March 24, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on March 31, 2023)

10.6

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

10.7

Fourth Amendment to Credit Agreement dated effective as of June 26, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 29, 2023)

10.8	Fifth Amendment to Credit Agreement dated effective as of March 1, 2024 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 28, 2024)
21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants*
101

The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101

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

Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 15, 2024
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 15, 2024
(principal financial and accounting officer)