Form 10-Q
period 2024-03-31
Energy 11, L.P.
filed 2024-05-15
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$3,511,085	$1,209,813
Accounts receivable	10,108,880	11,451,882
Other current assets, net	109,708	127,298
Total Current Assets	13,729,673	12,788,993

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $152,178,726 and $146,161,010, respectively	337,707,889	338,545,992
Other assets	55,353	-
Total Assets	$351,492,915	$351,334,985

Liabilities
Accounts payable and accrued expenses	$11,640,767	$9,285,194
Total Current Liabilities	11,640,767	9,285,194

Revolving credit facility	-	-
Asset retirement obligations	2,088,399	2,060,520
Total Liabilities	13,729,166	11,345,714

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	337,765,476	339,990,998
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	337,763,749	339,989,271

Total Liabilities and Partners’ Equity	$351,492,915	$351,334,985

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues
Oil	$15,558,497	$24,976,638
Natural gas	841,405	1,470,349
Natural gas liquids	2,001,759	1,920,000
Total revenue	18,401,661	28,366,987

Operating costs and expenses
Production expenses	5,158,144	6,727,225
Production taxes	1,395,000	2,226,208
General and administrative expenses	481,795	752,984
Depreciation, depletion, amortization and accretion	6,045,594	6,617,645
Total operating costs and expenses	13,080,533	16,324,062

Operating income	5,321,128	12,042,925

Gain on derivatives, net	-	1,412,708
Interest expense, net	(50,492)	(456,366)
Total other income (expense), net	(50,492)	956,342

Net income	$5,270,636	$12,999,267

Basic and diluted net income per common unit	$0.28	$0.69

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General	Total
	Common Units	Amount	Units	Amount	Partner Amount	Partners' Equity
Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.322191 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	$337,390,771	62,500	$-	$(1,727)	$337,389,044

Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
Adjustments to state tax withholding for limited partners	-	93,232	-	-	-	93,232
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	$337,765,476	62,500	$-	$(1,727)	$337,763,749

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Cash flow from operating activities:
Net income	$5,270,636	$12,999,267

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	6,045,594	6,617,645
Gain on mark-to-market of derivatives, net	-	(1,722,658)
Non-cash expenses, net	-	35,481

Changes in operating assets and liabilities:
Accounts receivable	1,343,002	(1,900,895)
Other assets	(37,763)	92,856
Accounts payable and accrued expenses	(119,347)	74,516

Net cash flow provided by operating activities	12,502,122	16,196,212

Cash flow from investing activities:
Additions to oil and natural gas properties	(2,611,460)	(7,656,051)

Net cash flow used in investing activities	(2,611,460)	(7,656,051)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	-	(4,100,000)
Distributions paid to limited partners	(7,589,390)	(7,129,340)

Net cash flow used in financing activities	(7,589,390)	(11,229,340)

Increase (decrease) in cash and cash equivalents	2,301,272	(2,689,179)
Cash and cash equivalents, beginning of period	1,209,813	3,053,120

Cash and cash equivalents, end of period	$3,511,085	$363,941

Interest paid	$-	$407,285

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$4,760,204	$1,877,094

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2024

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

As of March 31, 2024, the Partnership owned an approximate 24% non-operated working interest in 299 producing wells, an estimated approximate 20% non-operated working interest in 6 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended March 31, 2024, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; and (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2024. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

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

Index

The Partnership has drilled and completed 86 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 15 more wells, of which at least six (6) were in-process as of March 31, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, which are anticipated to be completed in the first half of 2024 at a total estimated cost to the Partnership of approximately $26 million. The Partnership has incurred approximately $4.2 million in capital expenditures to date related to these in-process wells as of March 31, 2024.

The Partnership estimates the remaining capital expenditures to fully pay for these new wells will be incurred through the third quarter of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

Note 4. Debt

Revolving Credit Facility

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provided for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. The Partnership paid an origination fee of 0.50% of the Maximum Credit Amount, or $300,000. Total capitalized loan costs, which were approximately $400,000, were recorded as Other assets on the Partnership’s balance sheets and were amortized in full through February 2024. The Partnership also paid an annual fee to the Lender of $30,000, and an unused facility fee of 0.25% on the unused portion of the BF Credit Facility, based on borrowings outstanding during a quarter.

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

Loan costs associated with the Fifth Amendment, which totaled approximately $121,000, were capitalized and will be amortized through the Revised Maturity Date. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.00%.

Any advances under the BF Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the BF Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The BF Credit Facility is secured by a mortgage and first lien position on certain of the Partnership’s producing wells.

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of March 31, 2024.

Index

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at March 31, 2024.

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

	2024	2023
Balance at January 1	$2,060,520	$1,966,738
Well additions	-	1,086
Accretion	27,879	26,412
Revisions	-	-
Balance at March 31	$2,088,399	$1,994,236

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

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below. For the three months ended March 31, 2024, the Partnership paid distributions of $0.40 per common unit, or $7.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2024, was paid on April 3, 2024 to the common unit holders on record as of March 31, 2024.

For the three months ended March 31, 2023, the Partnership paid distributions of $0.375753 per common unit, or $7.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

Note 7. Related Parties

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

For the three months ended March 31, 2024 and 2023, approximately $99,000 and $41,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2024, approximately $99,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

Index

On April 5, 2023, the Partnership and ER12 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick, and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and ER12 management. Prior to termination, all Administrator costs and expenses subject to the ASA were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the three months ended March 31, 2023, approximately $132,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 8. Subsequent Events

In April 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2024. The distribution of approximately $2.1 million was paid on May 3, 2024 to common unit holders on record as of April 30, 2024.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Israeli-Hamas conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Partnership has drilled and completed 86 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 15 more wells, of which at least six (6) were in-process as of March 31, 2024. These 15 wells are anticipated to be completed in the first half of 2024 at a total estimated cost to the Partnership of approximately $26 million. See additional detail in “Oil and Natural Gas Properties” below. The Partnership has incurred approximately $4.2 million in capital expenditures to date related to these in-process wells as of March 31, 2024.

As a result of its acquisitions and completed drilling during the period of ownership, as of March 31, 2024, the Partnership owned an approximate 24% non-operated working interest in 299 producing wells, an estimated approximate 20% non-operated working interest in six wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Percent
	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$76.91	$75.99	1.2%
Natural gas (per Mcf)	$2.15	$2.64	-18.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. If commodity prices significantly drop, such as the decline in the second quarter of 2020, and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$18,401,661	100.0%	$28,366,987	100.0%	-35.1%
Production expenses	5,158,144	28.0%	6,727,225	23.7%	-23.3%
Production taxes	1,395,000	7.6%	2,226,208	7.8%	-37.3%
Depreciation, depletion, amortization and accretion	6,045,594	32.9%	6,617,645	23.3%	-8.6%
General and administrative expenses	481,795	2.6%	752,984	2.7%	-36.0%

Production (BOE):
Oil	205,822		326,566		-37.0%
Natural gas	59,265		62,669		-5.4%
Natural gas liquids	53,929		58,014		-7.0%
Total	319,016		447,249		-28.7%

Average sales price per unit:
Oil (per Bbl)	$75.59		$76.48		-1.2%
Natural gas (per Mcf)	2.37		3.91		-39.4%
Natural gas liquids (per Bbl)	37.12		33.10		12.1%
Combined (per BOE)	57.68		63.43		-9.1%

Average unit cost per BOE:
Production expenses	16.17		15.04		7.5%
Production taxes	4.37		4.98		-12.1%
Depreciation, depletion, amortization and accretion	18.95		14.80		28.1%

Capital expenditures	$5,179,613		$990,044

Index

Oil, natural gas and NGL revenues

For the three months ended March 31, 2024, revenues from oil, natural gas and NGL sales were $18.4 million. Revenues for the sale of crude oil were $15.6 million, which resulted in a realized price of $75.59 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.37 per Mcf. Revenues for the sale of NGLs were $2.0 million, which resulted in a realized price of $37.12 per BOE of sold production. For the three months ended March 31, 2023, revenues from oil, natural gas and NGL sales were $28.4 million. Revenues for the sale of crude oil were $25.0 million, which resulted in a realized price of $76.48 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.91 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $33.10 per BOE of sold production.

The Partnership’s results for the three months ended March 31, 2024 were negatively impacted by adverse weather conditions in North Dakota; extremely cold temperatures for a multi-day stretch in mid-January led to suspended production throughout the Bakken. North Dakota’s Department of Mineral Resources reported a basin-wide drop in oil production of approximately 13.5% in January. Sold production for the Sanish Field Assets was approximately 3,500 BOE per day for the three months ended March 31, 2024, compared to 4,900 BOE per day for the three months ended March 31, 2023. The completion of thirteen (13) new wells that were turned to sales during the fourth quarter of 2022 directly contributed to the higher production volumes in the first quarter of 2023.

The Partnership’s results for the three months ended March 31, 2024 were also negatively impacted by lower realized sales prices for oil (see Oil differentials below) and natural gas. Continued high inventories and lower demand stemming from warmer winter weather conditions across the country kept natural gas prices low throughout the first quarter of 2024. However, high natural gas market spot prices in December 2022 carried over to early January 2023 natural gas sales, which fueled the Partnership’s realized natural gas sales prices in excess of the market average during the first quarter of 2023.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential increased by approximately $1.65 and $1.30 per barrel of oil during the first quarter of 2024 in comparison to the first and fourth quarters of 2023, respectively, which reduced the Partnership’s realized oil sales prices.

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

For the three months ended March 31, 2024 and 2023, production expenses were $5.2 million and $6.7 million, respectively, and production expenses per BOE of sold production were $16.17 and $15.04, respectively. The increase in production expenses per BOE is primarily due to the decrease in sold production volumes, which decreases the production base over which fixed operating costs are spread.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2024 and 2023 were $1.4 million (8% of revenue) and $2.2 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended March 31, 2024 and 2023 were $0.5 million and $0.8 million, respectively. The Partnership realized a decrease in personnel-related costs and legal expenses during the first quarter of 2024, compared to the same period of 2023.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2024 and 2023 was $6.0 million and $6.6 million, and DD&A per BOE of sold production was $18.95 and $14.80, respectively. The increase in DD&A expense per BOE of production in the first quarter of 2024 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2023) resulting from changes in the future drill schedule and well production forecasts.

Gain on derivatives, net

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

The Partnership did not designate its 2023 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains or losses recorded during the periods presented.

Three Months Ended March 31, 2023
Settlement loss on matured derivatives	$(309,950)
Gain on mark-to-market of derivatives, net	1,722,658
Gain on derivatives, net	$1,412,708

The Partnership’s oil production contracts that expired during the three months ended March 31, 2023 represented approximately 75,000 barrels of oil. The Partnership realized a loss of approximately $0.3 million, equating to an approximate loss of $4.13 per barrel, on its hedged oil production. The Partnership’s natural gas production contracts that expired during the three months ended March 31, 2023 represented 90,000 MMBtu of produced natural gas; however, these natural gas production contracts were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices.

The mark-to-market (non-cash, unrealized) gain recorded for the three months ended March 31, 2023 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains (or losses) do not represent actual settlements or payments made to or from the counterparty.

Index

Interest expense, net

Interest expense, net, for the three months ended March 31, 2024 and 2023 was $50,000 and $0.5 million, respectively. The primary component of Interest expense, net, during the first quarter of 2023 was interest expense on the BF Credit Facility. The Partnership had no outstanding balance on its BF Credit Facility during the first quarter of 2024, so the expense recorded during the three months ended March 31, 2024 represented the amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income	$5,270,636	$12,999,267
Interest expense, net	50,492	456,366
Depreciation, depletion, amortization and accretion	6,045,594	6,617,645
Exploration expenses	-	-
Non-cash gain on mark-to-market of derivatives, net	-	(1,722,658)
Adjusted EBITDAX	$11,366,722	$18,350,620

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $2.1 million in cash on hand at the time of filing of this Form 10-Q, and the Partnership generated approximately $12.5 million and $66.3 million in cash flow from operating activities for the quarter ended March 31, 2024 and year ended December 31, 2023, respectively. In February 2024, the Partnership successfully renewed its BF Credit Facility and currently has $20 million in availability under the BF Credit Facility.

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

Distributions

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below. For the three months ended March 31, 2024, the Partnership paid distributions of $0.40 per common unit, or $7.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2024, was paid on April 3, 2024 to the common unit holders on record as of March 31, 2024.

For the three months ended March 31, 2023, the Partnership paid distributions of $0.375753 per common unit, or $7.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $5.2 million and $1.0 million in capital expenditures for the three months ended March 31, 2024 and 2023, respectively.

Since October 2023, the Partnership has elected to participate in the drilling and completion of 15 new wells, of which at least six (6) were in-process as of March 31, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, which are anticipated to be completed in the first half of 2024. The Partnership has incurred approximately $4.2 million in capital expenditures to date related to these in-process wells as of March 31, 2024. The Partnership estimates the approximate $20 million to $22 million in capital expenditures to fully pay to complete these 15 wells will be incurred through the first three quarters of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict when wells will be completed as well as the amount and timing of capital expenditures for 2024. Estimated capital expenditures could be significantly different from amounts actually invested.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In April 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2024. The distribution of approximately $2.1 million was paid on May 3, 2024 to common unit holders on record as of April 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101

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

Date: May 15, 2024