Form 10-Q
period 2024-06-30
Energy 11, L.P.
filed 2024-08-14
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$2,312,200	$1,209,813
Accounts receivable	8,850,343	11,451,882
Other current assets, net	60,386	127,298
Total Current Assets	11,222,929	12,788,993

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $157,564,312 and $146,161,010, respectively	339,246,576	338,545,992
Other assets	40,257	-
Total Assets	$350,509,762	$351,334,985

Liabilities
Accounts payable and accrued expenses	$12,260,314	$9,285,194
Total Current Liabilities	12,260,314	9,285,194

Asset retirement obligations	2,116,698	2,060,520
Total Liabilities	14,377,012	11,345,714

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	336,134,477	339,990,998
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	336,132,750	339,989,271

Total Liabilities and Partners’ Equity	$350,509,762	$351,334,985

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues
Oil	$15,064,068	$21,043,937	$30,622,565	$46,020,575
Natural gas	369,535	676,695	1,210,940	2,147,044
Natural gas liquids	1,552,672	1,959,960	3,554,431	3,879,960
Total revenue	16,986,275	23,680,592	35,387,936	52,047,579

Operating costs and expenses
Production expenses	4,960,463	7,473,339	10,118,607	14,200,564
Production taxes	1,371,927	1,872,531	2,766,927	4,098,739
General and administrative expenses	202,547	330,871	684,342	1,083,855
Depreciation, depletion, amortization and accretion	5,413,886	6,854,642	11,459,480	13,472,287
Total operating costs and expenses	11,948,823	16,531,383	25,029,356	32,855,445

Operating income	5,037,452	7,149,209	10,358,580	19,192,134

Gain on derivatives, net	-	610,601	-	2,023,310
Interest expense, net	(27,735)	(337,300)	(78,227)	(793,667)
Total other income (expense), net	(27,735)	273,301	(78,227)	1,229,643

Net income	$5,009,717	$7,422,510	$10,280,353	$20,421,777

Basic and diluted net income per common unit	$0.26	$0.39	$0.54	$1.08

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.357671 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	337,390,771	62,500	-	(1,727)	337,389,044
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Adjustment to state tax withholding for limited partners	-	6,562	-	-	-	6,562
Net income - three months ended June 30, 2023	-	7,422,510	-	-	-	7,422,510
Balances - June 30, 2023	18,973,474	$338,179,127	62,500	$-	$(1,727)	$338,177,400

Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
Adjustments to state tax withholding for limited partners	-	93,232	-	-	-	93,232
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	337,765,476	62,500	-	(1,727)	337,763,749
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended June 30, 2024	-	5,009,717	-	-	-	5,009,717
Balances - June 30, 2024	18,973,474	$336,134,477	62,500	$-	$(1,727)	$336,132,750

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Cash flow from operating activities:
Net income	$10,280,353	$20,421,777

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	11,459,480	13,472,287
Gain on mark-to-market of derivatives, net	-	(2,519,210)
Non-cash expenses, net	-	70,962

Changes in operating assets and liabilities:
Accounts receivable	2,601,539	3,778,099
Other assets	147,426	155,324
Accounts payable and accrued expenses	(1,844,792)	114,489

Net cash flow provided by operating activities	22,644,006	35,493,728

Cash flow from investing activities:
Additions to oil and natural gas properties	(7,190,742)	(9,018,667)

Net cash flow used in investing activities	(7,190,742)	(9,018,667)

Cash flow from financing activities:
Cash paid for loan costs	(120,771)	-
Payments on BancFirst revolving credit facility	-	(14,600,000)
Distributions paid to limited partners	(14,230,106)	(13,770,056)

Net cash flow used in financing activities	(14,350,877)	(28,370,056)

Increase (decrease) in cash and cash equivalents	1,102,387	(1,894,995)
Cash and cash equivalents, beginning of period	1,209,813	3,053,120

Cash and cash equivalents, end of period	$2,312,200	$1,158,125

Interest paid	$-	$706,106

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$7,105,196	$3,317,394

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2024

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

As of June 30, 2024, the Partnership owned an approximate 24% non-operated working interest in 298 producing wells, an estimated approximate 18% non-operated working interest in 14 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended June 30, 2024, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At June 30, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2024. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

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

From 2018 through 2023, the Partnership drilled and completed 86 new wells; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 15 more wells, of which one (1) has been completed and 14 remain in progress as of June 30, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, and the remaining 14 wells are anticipated to be completed and turned to sales during the second half of 2024. The total estimated cost to the Partnership to drill and complete these 15 wells is approximately $26 million; the Partnership has incurred approximately $10.6 million in capital expenditures to date related to these wells as of June 30, 2024.

Index

The Partnership estimates the remaining capital expenditures to fully pay for these new wells will be incurred through the third and fourth quarters of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of June 30, 2024.

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

As described in Note 3. Oil and Natural Gas Investments, the Partnership has incurred approximately $10.6 million in capital expenditures related to the drilling of 15 new wells. Approximately $7.1 million of these capital expenses were accrued on the Partnership’s balance sheet as of June 30, 2024. These accrued capital expenses resulted in the Partnership not meeting the minimum ratio of current assets to current liabilities financial covenant. The Lender has waived the covenant violation at June 30, 2024, and the Partnership was in compliance with its remaining covenants at June 30, 2024.

The Partnership had no outstanding borrowings on the BF Credit Facility at June 30, 2024.

Note 5. Asset Retirement Obligations

The Partnership records an asset retirement obligation (“ARO”) and capitalizes the asset retirement costs in oil and natural gas properties in the period in which the ARO is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions of these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. The changes in the aggregate ARO are as follows:

	2024	2023
Balance at January 1	$2,060,520	$1,966,738
Well additions	-	1,086
Accretion	56,178	53,240
Revisions	-	-
Balance at June 30	$2,116,698	$2,021,064

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

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below. For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.35 per common unit and $0.75 per common unit, or $6.6 million and $14.2 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2024, was paid on July 3, 2024 to the common unit holders on record as of June 30, 2024.

For the three and six months ended June 30, 2023, the Partnership paid distributions of $0.350000 and $0.725753 per common unit, or $6.6 million and $13.8 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

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

For the three and six months ended June 30, 2024, approximately $74,000 and $173,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2024, approximately $74,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2023, approximately $63,000 and $104,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

Note 8. Subsequent Events

In July 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2024. The distribution of approximately $2.1 million was paid on August 5, 2024 to common unit holders on record as of July 31, 2024.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Middle Eastern conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

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

The Partnership drilled and completed 86 new wells from 2018 through 2023; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership has elected to participate in 15 more wells, of which one (1) has been completed and 14 remain in-process as of June 30, 2024. These 15 wells are anticipated to be completed and turned to sales during the second half of 2024 at a total estimated cost to the Partnership of approximately $26 million. The Partnership has incurred approximately $10.6 million in capital expenditures to date related to these in-process wells as of June 30, 2024. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of June 30, 2024, the Partnership owned an approximate 24% non-operated working interest in 298 producing wells, an estimated approximate 18% non-operated working interest in 14 wells in various stages of the drilling and completion process and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The length and outcome of the military conflict between Ukraine and Russia as well as continued unrest in the Middle East are highly unpredictable, and further escalation of these conflicts could lead to significant market and other disruptions, such as volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. The short- and long-term impact of these conflicts on the operations and financial condition of the Partnership and the global economy is uncertain.

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2024	2023	Change	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$80.66	$73.56	9.7%	$78.81	$74.77	5.4%
Natural gas (per Mcf)	$2.07	$2.16	-4.2%	$2.11	$2.40	-12.1%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. If commodity prices significantly drop and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$16,986,275	100.0%	$23,680,592	100.0%	-28.3%	$35,387,936	100.0%	$52,047,579	100.0%	-32.0%
Production expenses	4,960,463	29.2%	7,473,339	31.6%	-33.6%	10,118,607	28.6%	14,200,564	27.3%	-28.7%
Production taxes	1,371,927	8.1%	1,872,531	7.9%	-26.7%	2,766,927	7.8%	4,098,739	7.9%	-32.5%
Depreciation, depletion, amortization and accretion	5,413,886	31.9%	6,854,642	28.9%	-21.0%	11,459,480	32.4%	13,472,287	25.9%	-14.9%
General and administrative expenses	202,547	1.2%	330,871	1.4%	-38.8%	684,342	1.9%	1,083,855	2.1%	-36.9%

Production (BOE):
Oil	188,397		280,635		-32.9%	394,220		607,201		-35.1%
Natural gas	56,538		76,733		-26.3%	115,802		139,402		-16.9%
Natural gas liquids	52,833		72,605		-27.2%	106,762		130,619		-18.3%
Total	297,768		429,973		-30.7%	616,784		877,222		-29.7%

Average sales price per unit:
Oil (per Bbl)	$79.96		$74.99		6.6%	$77.68		$75.79		2.5%
Natural gas (per Mcf)	1.09		1.47		-25.9%	1.74		2.57		-32.3%
Natural gas liquids (per Bbl)	29.39		26.99		8.9%	33.29		29.70		12.1%
Combined (per BOE)	57.05		55.07		3.6%	57.37		59.33		-3.3%

Average unit cost per BOE:
Production expenses	16.66		17.38		-4.2%	16.41		16.19		1.4%
Production taxes	4.61		4.35		5.8%	4.49		4.67		-3.9%
Depreciation, depletion, amortization and accretion	18.18		15.94		14.0%	18.58		15.36		21.0%

Capital expenditures	$6,924,273		$2,802,916			$12,103,886		$3,791,873

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2024, revenues from oil, natural gas and NGL sales were $17.0 million. Revenues for the sale of crude oil were $15.1 million, which resulted in a realized price of $79.96 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.09 per Mcf. Revenues for the sale of NGLs were $1.6 million, which resulted in a realized price of $29.39 per BOE of sold production. For the three months ended June 30, 2023, revenues from oil, natural gas and NGL sales were $23.7 million. Revenues for the sale of crude oil were $21.0 million, which resulted in a realized price of $74.99 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $1.47 per Mcf. Revenues for the sale of NGLs were $2.0 million, which resulted in a realized price of $26.99 per BOE of sold production.

For the six months ended June 30, 2024, revenues from oil, natural gas and NGL sales were $35.4 million. Revenues for the sale of crude oil were $30.6 million, which resulted in a realized price of $77.68 per barrel. Revenues for the sale of natural gas were $1.2 million, which resulted in a realized price of $1.74 per Mcf. Revenues for the sale of NGLs were $3.6 million, which resulted in a realized price of $33.29 per BOE of sold production. For the six months ended June 30, 2023, revenues from oil, natural gas and NGL sales were $52.0 million. Revenues for the sale of crude oil were $46.0 million, which resulted in a realized price of $75.79 per barrel. Revenues for the sale of natural gas were $2.1 million, which resulted in a realized price of $2.57 per Mcf. Revenues for the sale of NGLs were $3.9 million, which resulted in a realized price of $29.70 per BOE of sold production.

The Partnership’s operating results have been negatively impacted as a result of nearly 20% of the Sanish Field Asset wells having reduced or no production during the three and six months ended June 30, 2024. Adverse weather conditions in North Dakota during a multi-day stretch in mid-January led to suspended production throughout the Bakken, and many of these suspended wells have not returned to production through June 30, 2024. Sold production for the Sanish Field Assets was approximately 3,300 BOE per day and 3,400 BOE per day for the three and six months ended June 30, 2024, compared to 4,700 BOE per day and 4,800 BOE per day for the three and six months ended June 30, 2023. The completion of thirteen (13) new wells that were turned to sales during the fourth quarter of 2022 directly contributed to the higher production volumes in the first half of 2023.

The Partnership’s results for the three and six months ended June 30, 2024 were also negatively impacted by lower realized sales prices for oil (see Oil differentials below) and natural gas. Continued high inventories and lower demand stemming from warmer winter weather conditions across the country kept natural gas prices low throughout the first half of 2024. However, high natural gas market spot prices in December 2022 carried over to early January 2023 natural gas sales, which fueled the Partnership’s realized natural gas sales prices in excess of the market average during the first half of 2023.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has increased by approximately $1.50 per barrel of oil during the first half of 2024 in comparison to the first half of 2023, which has resulted in lower realized oil sales prices.

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

For the three months ended June 30, 2024 and 2023, production expenses were $5.0 million and $7.5 million, respectively, and production expenses per BOE of sold production were $16.66 and $17.38, respectively. For the six months ended June 30, 2024 and 2023, production expenses were $10.1 million and $14.2 million, respectively, and production expenses per BOE of sold production were $16.41 and $16.19, respectively. The Partnership’s lease operating expenses, workover expenses and marketing and selling costs did decline during the second quarter as production volumes remain low, and the increase in production expenses per BOE for the six months ended June 30, 2024 is primarily due to the decrease in sold production volumes, which decreases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2024 and 2023 were $1.4 million (8% of revenue) and $1.9 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2024 and 2023 were $2.8 million (8% of revenue) and $4.1 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended June 30, 2024 and 2023 were $0.2 million and $0.3 million, respectively. General and administrative expenses for the six months ended June 30, 2024 and 2023 were $0.7 million and $1.1 million, respectively. The Partnership realized a decrease in personnel-related costs and legal expenses during the first half of 2024, compared to the same period of 2023.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2024 and 2023 was $5.4 million and $6.9 million, and DD&A per BOE of sold production was $18.18 and $15.94, respectively. DD&A for the six months ended June 30, 2024 and 2023 was $11.5 million and $13.5 million, and DD&A per BOE of sold production was $18.58 and $15.36, respectively. The increase in DD&A expense per BOE of production in the first half of 2024 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2023 and June 30, 2024) resulting from changes in well production forecasts.

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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Settlement loss on matured derivatives	$(185,950)	$(495,900)
Gain on mark-to-market of derivatives	796,551	2,519,210
Gain on derivatives, net	$610,601	$2,023,310

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

The mark-to-market (non-cash, unrealized) gain recorded for the three and six months ended June 30, 2023 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains (or losses) do not represent actual settlements or payments made to or from the counterparty.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2024 and 2023 was $28,000 and $0.3 million, respectively. Interest expense, net, for the six months ended June 30, 2024 and 2023 was $78,000 and $0.8 million, respectively. The primary component of Interest expense, net, during the first half of 2023 was interest expense on the BF Credit Facility. The Partnership had no outstanding balance on its BF Credit Facility throughout the first half of 2024, so the expense recorded during the three and six months ended June 30, 2024 represents the amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

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

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net income	$5,009,717	$7,422,510	$10,280,353	$20,421,777
Interest expense, net	27,735	337,300	78,227	793,667
Depreciation, depletion, amortization and accretion	5,413,886	6,854,642	11,459,480	13,472,287
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives, net	-	(796,551)	-	(2,519,210)
Adjusted EBITDAX	$10,451,338	$13,817,901	$21,818,060	$32,168,521

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $2.3 million in cash on hand as of June 30, 2024, and the Partnership generated approximately $22.6 million and $66.3 million in cash flow from operating activities for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. In February 2024, the Partnership successfully renewed its BF Credit Facility and currently has $20 million in availability under the BF Credit Facility.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below (see “Oil and Natural Gas Properties”). As discussed in “Note 4. Debt” in Part I, Item 1 of this Form 10-Q, the Lender waived the Partnership’s calculation of the current ratio covenant at June 30, 2024 (the Partnership was in compliance with its other covenants at June 30, 2024). If the Partnership is not in compliance with its covenants in future periods, it may not be able to obtain waivers, and either (1) the BF Credit Facility may not be available for the Partnership’s use or (2) an outstanding balance under the BF Credit Facility may become due on demand at that time. Based on the terms and conditions of the February 2024 fifth amendment to the BF Loan Agreement, the Partnership is permitted to make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. The General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and payments on the BF credit facility, as necessary based on usage.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. If commodity prices significantly drop and remain low, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to participate in future drilling programs as proposed by the operators of the Sanish Field Assets and/or to fund any future distributions to its limited partners. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

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

Index

Distributions

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below. For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.35 per common unit and $0.75 per common unit, or $6.6 million and $14.2 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2024, was paid on July 3, 2024 to the common unit holders on record as of June 30, 2024.

For the three and six months ended June 30, 2023, the Partnership paid distributions of $0.350000 and $0.725753 per common unit, or $6.6 million and $13.8 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of June 30, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $12.1 million and $3.8 million in capital expenditures for the six months ended June 30, 2024 and 2023, respectively.

Since October 2023, the Partnership has elected to participate in the drilling and completion of 15 new wells, of which one (1) has been completed and 14 remain in-process as of June 30, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, and the Partnership has incurred approximately $10.6 million in capital expenditures to date related to these 15 wells as of June 30, 2024. The Partnership anticipates these wells will be completed and turned to sales during the second half of 2024. The Partnership estimates the remaining $15 million to $16 million in capital expenditures to fully pay to complete these 15 wells will be incurred through the second half of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict when wells will be completed as well as the amount and timing of capital expenditures for 2024. Estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the wells in which the Partnership has already elected to participate, the Partnership anticipates that it may be obligated to invest an additional $75 million to $80 million from 2024 through 2028 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Index

Subsequent Events

In July 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2024. The distribution of approximately $2.1 million was paid on August 5, 2024 to common unit holders on record as of July 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101

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

Date: August 14, 2024