Form 10-Q
period 2024-09-30
Energy 11, L.P.
filed 2024-11-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$369,211	$1,209,813
Accounts receivable	16,366,200	11,451,882
Other current assets, net	203,178	127,298
Total Current Assets	16,938,589	12,788,993

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $166,062,022 and $146,161,010, respectively	341,880,882	338,545,992
Other assets	25,160	-
Total Assets	$358,844,631	$351,334,985

Liabilities
Accounts payable and accrued expenses	$17,169,042	$9,285,194
Total Current Liabilities	17,169,042	9,285,194

Revolving credit facility	1,300,000	-
Asset retirement obligations	2,166,031	2,060,520
Total Liabilities	20,635,073	11,345,714

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	338,211,285	339,990,998
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	338,209,558	339,989,271

Total Liabilities and Partners’ Equity	$358,844,631	$351,334,985

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues
Oil	$22,406,998	$21,325,216	$53,029,563	$67,345,791
Natural gas	505,561	837,361	1,716,501	2,984,405
Natural gas liquids	2,420,368	1,913,593	5,974,799	5,793,553
Total revenue	25,332,927	24,076,170	60,720,863	76,123,749

Operating costs and expenses
Production expenses	5,743,883	6,405,176	15,862,490	20,605,740
Production taxes	2,071,571	1,931,082	4,838,498	6,029,821
General and administrative expenses	230,058	297,531	914,400	1,381,386
Depreciation, depletion, amortization and accretion	8,526,435	6,519,826	19,985,915	19,992,113
Total operating costs and expenses	16,571,947	15,153,615	41,601,303	48,009,060

Operating income	8,760,980	8,922,555	19,119,560	28,114,689

Gain (loss) on derivatives, net	-	(770,882)	-	1,252,427
Interest expense, net	(43,456)	(227,611)	(121,683)	(1,021,277)
Total other income (expense), net	(43,456)	(998,493)	(121,683)	231,150

Net income	$8,717,524	$7,924,062	$18,997,877	$28,345,839

Basic and diluted net income per common unit	$0.46	$0.42	$1.00	$1.49

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2022	18,973,474	$331,177,765	62,500	$-	$(1,727)	$331,176,038
Distributions declared to common units ($0.357671 per unit)	-	(6,786,261)	-	-	-	(6,786,261)
Net income - three months ended March 31, 2023	-	12,999,267	-	-	-	12,999,267
Balances - March 31, 2023	18,973,474	337,390,771	62,500	-	(1,727)	337,389,044
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Adjustment to state tax withholding for limited partners	-	6,562	-	-	-	6,562
Net income - three months ended June 30, 2023	-	7,422,510	-	-	-	7,422,510
Balances - June 30, 2023	18,973,474	338,179,127	62,500	-	(1,727)	338,177,400
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2023	-	7,924,062	-	-	-	7,924,062
Balances - September 30, 2023	18,973,474	$339,462,473	62,500	$-	$(1,727)	$339,460,746

Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
Adjustments to state tax withholding for limited partners	-	93,232	-	-	-	93,232
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	337,765,476	62,500	-	(1,727)	337,763,749
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended June 30, 2024	-	5,009,717	-	-	-	5,009,717
Balances - June 30, 2024	18,973,474	336,134,477	62,500	-	(1,727)	336,132,750
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2024	-	8,717,524	-	-	-	8,717,524
Balances - September 30, 2024	18,973,474	$338,211,285	62,500	$-	$(1,727)	$338,209,558

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flow from operating activities:
Net income	$18,997,877	$28,345,839

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	19,985,915	19,992,113
Gain on mark-to-market of derivatives, net	-	(3,033,037)
Non-cash expenses, net	58,879	106,443

Changes in operating assets and liabilities:
Accounts receivable	(4,914,318)	1,597,770
Other assets	(39,149)	14,858
Accounts payable and accrued expenses	(1,404,223)	435,294

Net cash flow provided by operating activities	32,684,981	47,459,280

Cash flow from investing activities:
Additions to oil and natural gas properties	(13,833,990)	(14,160,303)

Net cash flow used in investing activities	(13,833,990)	(14,160,303)

Cash flow from financing activities:
Cash paid for loan costs	(120,771)	-
Proceeds from BancFirst revolving credit facility	1,300,000	-
Payments on BancFirst revolving credit facility	-	(15,600,000)
Distributions paid to limited partners	(20,870,822)	(20,410,772)

Net cash flow used in financing activities	(19,691,593)	(36,010,772)

Decrease in cash and cash equivalents	(840,602)	(2,711,795)
Cash and cash equivalents, beginning of period	1,209,813	3,053,120

Cash and cash equivalents, end of period	$369,211	$341,325

Interest paid	$19,139	$825,731

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$11,573,357	$3,153,861

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2024

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

As of September 30, 2024, the Partnership owned an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended September 30, 2024, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At September 30, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2024. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

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

From 2018 through 2023, the Partnership drilled and completed 86 new wells; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership elected to participate in 15 more wells, of which all have been completed as of September 30, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells. The total estimated cost to the Partnership to drill and complete these 15 wells is approximately $26 million; the Partnership has incurred approximately $20.1 million in capital expenditures to date related to these wells as of September 30, 2024.

Index

The Partnership estimates the remaining capital expenditures to fully pay for these new wells will be incurred through the fourth quarter of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of September 30, 2024.

The BF Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

Index

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. In addition, the Partnership and the Lender entered into a Sixth Amendment to the BF Loan Agreement, which allows the Partnership to include any unused amount of BF Credit Facility in its calculation of current assets beginning with the quarter ended September 30, 2024. The Partnership was in compliance with all covenants as of September 30, 2024.

At September 30, 2024, the outstanding balance on the BF Credit Facility was $1.3 million, and the interest rate was 8.5%. The outstanding balance of $1.3 million at September 30, 2024 approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity

Note 5. Asset Retirement Obligations

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

	2024	2023
Balance at January 1	$2,060,520	$1,966,738
Well additions	20,607	1,086
Accretion	84,904	80,469
Revisions	-	-
Balance at September 30	$2,166,031	$2,048,293

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

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.35 per common unit and $1.10 per common unit, or $6.6 million and $20.9 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2024, was paid on October 3, 2024 to the common unit holders on record as of September 30, 2024.

For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.350000 and $1.075753 per common unit, or $6.6 million and $20.4 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

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

For the three and nine months ended September 30, 2024, approximately $74,000 and $248,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2024, approximately $74,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2023, approximately $68,000 and $172,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

Note 8. Subsequent Events

In October 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2024. The distribution of approximately $2.1 million was paid on November 5, 2024 to common unit holders on record as of October 31, 2024.

During November 2024, the Partnership paid off the $1.3 million balance outstanding on the BF Credit Facility as of September 30, 2024 using proceeds from its recently-completed wells. The Partnership’s full borrowing capacity of $20 million is therefore now available under the BF Credit Facility.

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

The Partnership drilled and completed 86 new wells from 2018 through 2023; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership elected to participate in 15 more wells, of which all have been completed as of September 30, 2024. The total estimated cost to the Partnership for these 15 wells is approximately $26 million, of which approximately $20.1 million has been incurred to date as of September 30, 2024. See additional detail in “Oil and Natural Gas Properties” below.

As a result of its acquisitions and completed drilling during the period of ownership, as of September 30, 2024, the Partnership owned an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), the product of a merger between Whiting Petroleum Corporation and Oasis Petroleum Inc., is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2024	2023	Change	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$75.27	$82.22	-8.5%	$77.61	$77.28	0.4%
Natural gas (per Mcf)	$2.11	$2.59	-18.5%	$2.11	$2.46	-14.2%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$25,332,927	100.0%	$24,076,170	100.0%	5.2%	$60,720,863	100.0%	$76,123,749	100.0%	-20.2%
Production expenses	5,743,883	22.7%	6,405,176	26.6%	-10.3%	15,862,490	26.1%	20,605,740	27.1%	-23.0%
Production taxes	2,071,571	8.2%	1,931,082	8.0%	7.3%	4,838,498	8.0%	6,029,821	7.9%	-19.8%
Depreciation, depletion, amortization and accretion	8,526,435	33.7%	6,519,826	27.1%	30.8%	19,985,915	32.9%	19,992,113	26.3%	0.0%
General and administrative expenses	230,058	0.9%	297,531	1.2%	-22.7%	914,400	1.5%	1,381,386	1.8%	-33.8%

Production (BOE):
Oil	303,235		257,363		17.8%	697,455		864,564		-19.3%
Natural gas	60,693		67,764		-10.4%	176,495		207,166		-14.8%
Natural gas liquids	74,840		67,519		10.8%	181,602		198,138		-8.3%
Total	438,768		392,646		11.7%	1,055,552		1,269,868		-16.9%

Average sales price per unit:
Oil (per Bbl)	$73.89		$82.86		-10.8%	$76.03		$77.90		-2.4%
Natural gas (per Mcf)	1.39		2.06		-32.5%	1.62		2.40		-32.5%
Natural gas liquids (per Bbl)	32.34		28.34		14.1%	32.90		29.24		12.5%
Combined (per BOE)	57.74		61.32		-5.8%	57.53		59.95		-4.0%

Average unit cost per BOE:
Production expenses	13.09		16.31		-19.8%	15.03		16.23		-7.4%
Production taxes	4.72		4.92		-4.0%	4.58		4.75		-3.6%
Depreciation, depletion, amortization and accretion	19.43		16.60		17.0%	18.93		15.74		20.3%

Capital expenditures	$11,111,409		$4,978,103			$23,215,294		$8,769,977

BOE per day (actual production (DD&A #)	4,769.22		4,314.79			3,852.38		4,651.53

Index

Oil, natural gas and NGL revenues

For the three months ended September 30, 2024, revenues from oil, natural gas and NGL sales were $25.3 million. Revenues for the sale of crude oil were $22.4 million, which resulted in a realized price of $73.89 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.39 per Mcf. Revenues for the sale of NGLs were $2.4 million, which resulted in a realized price of $32.34 per BOE of sold production. For the three months ended September 30, 2023, revenues from oil, natural gas and NGL sales were $24.1 million. Revenues for the sale of crude oil were $21.3 million, which resulted in a realized price of $82.86 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.06 per Mcf. Revenues for the sale of NGLs were $1.9 million, which resulted in a realized price of $28.34 per BOE of sold production.

For the nine months ended September 30, 2024, revenues from oil, natural gas and NGL sales were $60.7 million. Revenues for the sale of crude oil were $53.0 million, which resulted in a realized price of $76.03 per barrel. Revenues for the sale of natural gas were $1.7 million, which resulted in a realized price of $1.62 per Mcf. Revenues for the sale of NGLs were $6.0 million, which resulted in a realized price of $32.90 per BOE of sold production. For the nine months ended September 30, 2023, revenues from oil, natural gas and NGL sales were $76.1 million. Revenues for the sale of crude oil were $67.3 million, which resulted in a realized price of $77.90 per barrel. Revenues for the sale of natural gas were $3.0 million, which resulted in a realized price of $2.40 per Mcf. Revenues for the sale of NGLs were $5.8 million, which resulted in a realized price of $29.24 per BOE of sold production.

The Partnership’s operating results for the third quarter of 2024 were positively impacted by 15 new wells being turned to production during the quarter. These 15 wells boosted sold production to over 5,000 BOE per day for the month of September 2024 (4,800 BOE per day for the three months ended September 30, 2024). Sold production for the Sanish Field Assets was approximately 4,300 BOE per day for the three months ended September 30, 2023.

While the completion of the 15 wells has helped to offset the ongoing impacts of adverse weather conditions in North Dakota during a multi-day stretch in mid-January that has led to suspended production from nearly 20% of the Sanish Field Asset wells during 2024, sold production for the nine months ended September 30, 2024 of 3,900 BOE per day was approximately 17% less than the nine months ended September 2023. Year-to-date sold production through the third quarter of 2023 was 4,700 BOE per day, primarily the result of the completion of approximately 30 wells during the second half of 2022.

In conjunction with commodity market pricing, the Partnership’s results for the three and nine months ended September 30, 2024 were negatively impacted by lower realized sales prices for oil (see Oil differentials below) and natural gas compared to the three months ended September 30, 2023. Continued high inventories and lower demand across the country has kept natural gas prices low throughout 2024.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has increased by approximately $1.50 per barrel of oil during the three quarters of 2024 in comparison to the same period of 2023, which has resulted in lower realized oil sales prices.

The Dakota Access Pipeline is a significant pipeline that transports oil and natural gas from North Dakota fields. Its use by operators in the region is currently in ongoing litigation. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s oil differentials, realized sales prices, results of operations and/or cash flows.

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

For the three months ended September 30, 2024 and 2023, production expenses were $5.7 million and $6.4 million, respectively, and production expenses per BOE of sold production were $13.09 and $16.31, respectively. For the nine months ended September 30, 2024 and 2023, production expenses were $15.9 million and $20.6 million, respectively, and production expenses per BOE of sold production were $15.03 and $16.23, respectively. The Partnership’s lease operating and workover expenses have been lower during 2024, and due to lower sold production of natural gas and NGLs, compared to 2023, marketing and selling costs have also decreased in 2024. Lower expenses coupled with higher production volumes have resulted in lower production expenses per BOE for the three and nine months ended September 30, 2024, as the production base over which fixed operating costs are spread has increased.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2024 and 2023 were $2.1 million (8% of revenue) and $1.9 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2024 and 2023 were $4.8 million (8% of revenue) and $6.0 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended September 30, 2024 and 2023 were $0.2 million and $0.3 million, respectively. General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $0.9 million and $1.4 million, respectively. The Partnership realized a decrease in personnel-related costs and legal expenses during the first three quarters of 2024, compared to the same periods of 2023.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2024 and 2023 was $8.5 million and $6.5 million, and DD&A per BOE of sold production was $19.43 and $16.60, respectively. DD&A for the nine months ended September 30, 2024 and 2023 was $20.0 million in both periods, and DD&A per BOE of sold production was $18.93 and $15.74, respectively. The increase in DD&A expense per BOE of production for the three and nine months ended September 30, 2024 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2023 and June 30, 2024) resulting from changes in well production forecasts.

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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Settlement loss on matured derivatives	$(1,284,710)	$(1,780,610)
Gain on mark-to-market of derivatives	513,828	3,033,037
Gain (loss) on derivatives, net	$(770,882)	$1,252,427

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

The mark-to-market (non-cash, unrealized) gain recorded for the three and nine months ended September 30, 2023 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains (or losses) do not represent actual settlements or payments made to or from the counterparty.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2024 and 2023 was $43,000 and $0.2 million, respectively. Interest expense, net, for the nine months ended September 30, 2024 and 2023 was $122,000 and $1.0 million, respectively. The primary components of Interest expense, net, during 2023 and 2024 were interest expense on the BF Credit Facility, amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

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

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net income	$8,717,524	$7,924,062	$18,997,877	$28,345,839
Interest expense, net	43,456	227,611	121,683	1,021,277
Depreciation, depletion, amortization and accretion	8,526,435	6,519,826	19,985,915	19,992,113
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives, net	-	(513,828)	-	(3,033,037)
Adjusted EBITDAX	$17,287,415	$14,157,671	$39,105,475	$46,326,192

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $0.4 million in cash on hand as of September 30, 2024, and the Partnership generated approximately $32.7 million and $66.3 million in cash flow from operating activities for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. In February 2024, the Partnership successfully renewed its BF Credit Facility. As of September 30, 2024, the Partnership had a receivable balance from its operators of approximately $16 million for sold production from newly-completed wells. In October and November, the Partnership received approximately $4.9 million and $10.8 million in cash proceeds, respectively, related to the 15 new wells and its existing wells, thus reducing the receivable. Using those proceeds, the Partnership paid off the $1.3 million balance outstanding on the BF Credit Facility as of September 30, 2024. Therefore, at the time of filing of this Form 10-Q, the Partnership has $20 million in availability under the BF Credit Facility.

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

Index

Distributions

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.35 per common unit and $1.10 per common unit, or $6.6 million and $20.9 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2024, was paid on October 3, 2024 to the common unit holders on record as of September 30, 2024.

For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.350000 and $1.075753 per common unit, or $6.6 million and $20.4 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of September 30, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $23.2 million and $8.8 million in capital expenditures for the nine months ended September 30, 2024 and 2023, respectively.

Since October 2023, the Partnership has elected to participate in the drilling and completion of 15 new wells, of which all have been completed and turned to sales as of September 30, 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, and the Partnership has incurred approximately $20.1 million in capital expenditures to date related to these 15 wells as of September 30, 2024. The Partnership estimates the remaining $6 million to $7 million in capital expenditures to fully pay to complete these 15 wells will be incurred through the fourth quarter of 2024 based on the best available information regarding current capital investment plans from its operators. However, many factors outside the Partnership’s control make it difficult to predict when wells will be completed as well as the amount and timing of capital expenditures for 2024 and 2025. Estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the wells in which the Partnership has already elected to participate, the Partnership anticipates that it may be obligated to invest an additional $80 million to $100 million from 2024 through 2028 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Index

Subsequent Events

In October 2024, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2024, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2024. The distribution of approximately $2.1 million was paid on November 5, 2024 to common unit holders on record as of October 31, 2024.

During November 2024, the Partnership paid off the $1.3 million balance outstanding on the BF Credit Facility as of September 30, 2024 using proceeds from its recently-completed wells. The Partnership’s full borrowing capacity of $20 million is therefore now available under the BF Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.1

Sixth Amendment to Credit Agreement dated effective as of September 30, 2024 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on October 7, 2024)

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101

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

Date: November 13, 2024