Form 10-K
period 2024-12-31
Energy 11, L.P.
filed 2025-03-14
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2024 was $0.

As of March 14, 2025, the Partnership had 18,973,474 common units outstanding.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Middle Eastern conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future capital expenditures;
●	estimated future distributions;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

●	that the Partnership’s development of its oil and natural gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
●	general economic, market, or business conditions;
●	changes in laws or regulations;
●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
●	the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;
●	current credit market conditions and the Partnership’s ability to obtain long-term financing for its property drilling activities in a timely manner and on terms that are consistent with what the Partnership projects when it invests in a property;
●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of its production will not be effective.

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

RISK FACTOR SUMMARY

The following is a summary of some of the principal risks that could materially adversely affect the Partnership’s business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor contained in “Part I, Item 1A. Risk Factors.”

Risks Related to the Partnership’s Business, Financial Condition, Results of Operations and Cash Flows

●	If oil, natural gas or other hydrocarbon prices decrease and/or remain depressed for a prolonged period cash flows from operations will decline and cash available for distributions will be impacted.
●	The Partnership may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to the General Partner, to enable the Partnership to make cash distributions to holders of its common units under its cash distribution policy.
●	The Partnership has limited control over the activities on its properties.
●	The Partnership participates in oil and gas leases with third parties who may not be able to fulfill their commitments to the Partnership’s projects.
●	The Partnership’s results from operations may be impacted by a lack of geographical diversification.
●	The Partnership depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.
●	The Partnership and the operators of its properties may encounter obstacles to marketing the Partnership’s share of oil, natural gas and other hydrocarbons, which could adversely impact the Partnership’s revenues.
●	The Partnership may need additional funding for the Sanish Field Assets in order to retain its full interest therein.
●	Property interests that the Partnership has purchased or of which the Partnership participates in the development may not produce as projected and the Partnership may be unable to realize reserve potential, which could adversely affect the Partnership’s cash available for distribution.
●	Compliance with financial and other covenants in the Partnership’s existing or future debt agreements may reduce operational flexibility and create default risk.
●	The Partnership experienced higher costs in 2023 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.
●	Any future hedging transactions in which the Partnership elects to engage will expose it to counterparty credit risk.
●	Hedging activities could result in financial losses or could reduce the Partnership’s net income, which may adversely affect the Partnership’s ability to pay cash distributions to holders of its common units.
●	The Partnership plans to rely on drilling to fully develop the properties the Partnership has acquired. If drilling is unsuccessful, the Partnership’s cash available for distributions and financial condition will be adversely affected.
●	The Partnership’s business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect the Partnership’s financial condition or results of operations and, as a result, the Partnership’s ability to pay distributions to holders of its common units and service its debt obligations.

Risks Related to Investment in the Partnership

●	The Partnership depends on key personnel, the loss of any of whom could materially adversely affect future operations.
●	The common units are not liquid and a limited partner’s ability to resell common units will be limited by the absence of a public trading market and substantial transfer restrictions.
●	Distributions to the Partnership’s common unitholders may not be sourced from its cash generated from operations but from indebtedness, and therefore the Partnership’s distributions during certain periods may exceed earnings and cash flows from operations, and this will decrease the Partnership’s distributions in the future; furthermore, the Partnership cannot guarantee that investors will receive any specific return on their investment.
●	If the General Partner elects to cause the Partnership to make distributions rather than reinvesting the cash flow in its business, the Partnership may be required to sell or farm-out properties or to elect not to participate in exploration or development drilling activities on its properties, which activities could turn out to be profitable.
●	The General Partner will be subject to conflicts of interest in operating the Partnership, including conflicts of interest arising out of the General Partner’s ownership of the incentive distribution rights. The Partnership Agreement limits the General Partner’s fiduciary duties to the Partnership in connection with these conflicts of interest.
●	The General Partner has sole responsibility for conducting the Partnership’s business and managing its operations. The General Partner and its affiliates will have conflicts of interest, which may permit them to favor their own interests to the detriment of holders of the Partnership’s common units.
●	Amounts paid to the General Partner, regardless of success of the Partnership’s activities, will reduce the cash the Partnership has available for distribution.
●	Because the General Partner has discretion to determine the amount and timing of any distribution the Partnership may make, there is no guarantee that cash distributions will be paid by the Partnership in any amount or frequency even if its operations generate revenues.
●	The Partnership may be unable to sell its properties, merge with another entity or list the common units on a national securities exchange within its planned timeline or at all.
●	The General Partner may cause the Partnership not to participate with the operator in the drilling of wells on the Partnership’s properties.
●	Fees and cost reimbursements that must be paid to the General Partner and the Dealer Manager regardless of success of the Partnership’s activities will reduce the cash the Partnership has available for distribution.

Risks Related to Laws, Regulations, Cybersecurity and Other External Factors

●	The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting the Partnership’s operations.
●	Federal and state legislative initiatives and executive orders relating to hydraulic fracturing and oil and natural gas lease sales could result in increased costs and additional operating restrictions or delays, and even could result in the Partnership ceasing business operations.
●	Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.
●	The Partnership’s financial condition and results of operations may be materially adversely affected if the Partnership incurs costs and liabilities due to a failure to comply with environmental regulations or a release of hazardous substances into the environment.
●	Climate change legislation or regulations restricting emissions of greenhouse gases, or GHGs, could result in increased operating costs and reduced demand for the oil, natural gas and natural gas liquids the Partnership produces.
●	Significant physical effects of climatic change have the potential to damage the Partnership’s facilities, disrupt the Partnership’s production activities and cause the Partnership to incur significant costs in preparing for or responding to those effects.
●	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact the Partnership’s operations.
●	Loss of Partnership information and computer systems could adversely affect the Partnership’s business.

Tax Risks to Limited Partners

●	The Partnership’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to the Partnership’s limited partners.
●	An IRS contest of the Partnership’s U.S. federal income tax positions may adversely affect the value for the Partnership’s common units, and the cost of any IRS contest will reduce the Partnership’s cash available for distribution to the Partnership’s limited partners.
●	If the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to limited partners might be substantially reduced.
●	Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
●	A limited partner may be required to pay taxes on income from the Partnership even if a limited partner did not receive any sufficient cash distributions from the Partnership.
●	A limited partner may not qualify for percentage depletion deductions, and even if a limited partner does so qualify, a limited partner will be required to determine, and maintain records supporting, the deduction.
●	The Partnership cannot assure its limited partners that it will meet the requirements for its limited partners to deduct intangible drilling and development costs.
●	If the Partnership is eligible to deduct IDCs, the Partnership cannot assure its limited partners that IDCs will be deductible in any given year.
●	The IRS could challenge the timing of the Partnership’s deductions of IDCs, which could result in an increase to limited partners’ tax liabilities.
●	The ability of a limited partner to deduct its share of our losses and deductions may be limited.
●	Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.
●	Limited partners may be subject to a limit on the ability to deduct interest expense incurred by the Partnership.
●	A limited partner will likely be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in the Partnership’s common units.
●	The Partnership may be required to remit state income taxes to applicable taxing authorities on behalf of its limited partners.
●	Tax gains or losses on the disposition of Partnership common units could be more or less than expected.

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

As of December 31, 2024, the Partnership owns an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The Partnership drilled and completed 86 new wells from 2018 to 2023; the Partnership’s share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. The Partnership drilled and completed 15 new wells that were turned to sales during the summer of 2024; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 15 wells is approximately $27 million.

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

	Year Ended December 31,		Percent
	2024	2023	Change
Sold production (BOE):
Oil	1,010,751	1,128,242	-10.4%
Natural gas	257,067	273,795	-6.1%
Natural gas liquids	265,272	265,002	0.1%
Total	1,533,090	1,667,039	-8.0%

Average sales price per unit:
Oil (per Bbl)	$73.96	$78.14	-5.3%
Natural gas (per Mcf)	1.56	2.35	-33.6%
Natural gas liquids (per Bbl)	32.58	29.33	11.1%
Combined (per BOE)	55.97	59.86	-6.5%

Average unit cost per BOE:
Production costs
Production expenses	14.34	15.91	-9.9%
Production taxes	4.46	4.75	-6.1%
Total production costs	18.80	20.66	-9.0%
Depreciation, depletion, amortization and accretion	18.90	16.32	15.8%

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

See further discussion of transactions with related parties in “Note 7. Related Parties” in Part II, Item 8 – Financial Statements and Supplementary Data, appearing elsewhere in this Annual Report on Form 10-K.

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

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the year ended December 31, 2024, the Partnership paid distributions of $1.45 per common unit, or $27.5 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2024, was paid on January 6, 2025 to the common unit holders on record as of December 31, 2024.

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

Index

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2024:

	Number of wells	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBOE)	Standardized Measure (2) (in thousands)
Proved Reserves (1)
PDP Properties	312	9,436	13,902	2,233	13,986	$201,225
PUD Properties	51	6,358	5,811	924	8,250	69,969
Total Proved Reserves	363	15,794	19,713	3,157	22,236	$271,194

(1)	The following terms have been used by the Partnership to classify its reserves: Proved developed producing reserves (“PDP”) are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves (“PUD”) are reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development (reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled).

The Partnership’s proved reserves as of December 31, 2024 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $74.72 per barrel of oil, $1.57 per MMcf of natural gas and $9.06 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.
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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2024 were below the 2024 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2024, the Partnership had PUDs of approximately 8,250 MBOE, or approximately 37% of total proved reserves. Total PUDs at December 31, 2023 were 5,333 MBOE. The following table reflects the changes in PUDs during 2024:

BOE
Proved undeveloped reserves, December 31, 2023	5,333,201
Revisions of previous estimates (1)	4,298,920
Extensions, discoveries and other additions (2)	151,643
Conversion to proved developed reserves (3)	(1,533,558)
Proved undeveloped reserves, December 31, 2024	8,250,206

(1)	The annual review of the PUDs resulted in a positive revision of approximately 4,299 MBOE. This revision was the result of 4,423 MBOE of positive adjustments attributable to changes in the future drill schedule and recovery projections, offset by 114 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield and 10 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserves at December 31, 2024 to December 31, 2023.

(2)	In 2024, extensions, discoveries and other additions of 152 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.

(3)	The Partnership completed 15 new wells during 2024; therefore, the Partnership converted these 15 wells to proved developed reserves during 2024, which resulted in a downward adjustment to PUDs of 1,533 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2024 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand fluctuations, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2024 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

The Partnership’s controls over reserve estimates include engaging Pinnacle Energy as the Partnership’s independent petroleum engineer. The Partnership provided information about its oil and natural gas properties, including production profiles, prices and costs, to Pinnacle Energy, and they prepared estimates of the Partnership’s reserves attributable to the Partnership’s properties. All of the information regarding reserves in this annual report on Form 10-K is derived from the report of Pinnacle Energy, which is included as an exhibit to this annual report on Form 10-K.

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2024:

	December 31, 2024
	Gross	Net
Oil wells:
Sanish Field	317	75.4

Of the total well count for 2024, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2024, the Partnership had 312 currently producing wells and five shut-in wells. A gross well is a well in which the Partnership owns a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2024, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Sanish Field, Mountrail County, ND	21,372	6,621	13,906	4,307	35,278	10,928

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

Delivery Commitments

As of December 31, 2024, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Chord, as the primary operator of Partnership’s properties, operates 99% of the Partnership’s wells and sold approximately 99% of the Partnership’s production on the Partnership’s behalf in 2024.

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, in May 2024, the EPA published a final rule designating perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), both forms of prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (“PFAS”), as CERCLA hazardous substances. The rulemaking requires entities to report to regulators releases of PFOA or PFOS above reportable quantities, and imposes new cleanup obligations for these chemicals.

Index

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for noncompliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, the Partnership may be liable for penalties and cleanup and response costs. The federal Clean Water Act only regulates surface waters. However, most of the state analogs to the Clean Water Act also regulate discharges which impact groundwater.

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

Index

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, in December 2022, the EPA and the U.S. Army Corps finalized a rule that in practice restored the old definition. This December 2022 rule was challenged by states and industry groups, and in May 2023, in a case called Sackett v. U.S. Environmental Protection Agency, the United States Supreme Court adopted a narrow test for wetlands covered by the Clean Water Act. In response to this decision, the EPA and the U.S. Army Corps issued a revised definition of “waters of the United States” that was meant to be consistent with the Supreme Court’s ruling. This revised definition, however, has been subject to legal challenges by states, industry groups and individual landowners. In June 2024, a federal district court upheld the U.S. Army Corps’ revised decision, but other legal challenges remain ongoing. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

Index

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. BLM’s rule was challenged and struck down in federal court in 2020. In April 2024, the BLM issued a new final rule that limits monthly royalty-free natural gas flaring at wells on federal and tribal lands and strengthens requirements to mitigate waste from these wells, including through the implementation of a leak detection and repair program. Several states brought legal challenges to the new final rule. In September 2024, a federal court issued a preliminary injunction blocking enforcement of the rule in the plaintiff states of North Dakota, Texas, Montana, Wyoming, and Utah, and the litigation remains ongoing. BLM is enforcing the new final rule in states that are not covered by the court order.

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

The first Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized Phase 1 of a planned two-part NEPA rulemaking effort. The Phase 1 rule reversed most of the rollbacks introduced through the previous Trump-era regulations. It provides agencies with more flexibility to define the purpose and need of a proposed action, and to work with project proponents and communities to mitigate environmental harm by analyzing alternative designs and approaches; establishes NEPA procedures as a floor rather than a ceiling; restoring the ability of federal agencies to tailor their NEPA procedures to meet agency-specific needs; and restores and clarifies the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice. In May 2024, the Biden administration finalized the Phase 2 rule. This rule accelerates the deployment of clean energy projects by potentially exempting them from the requirement of issuing environmental impact statements; require agencies to consider climate change effects and mitigative alternatives, including, where feasible, quantifying GHG emissions; require agencies to consider environmental justice issues such as reducing disproportionate effects on communities; and remove onerous content-requirements on public comments to proposed projects.

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

The EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities. In May 2024, the EPA issued a final rule to strengthen, expand and update methane emissions reporting requirements for petroleum and natural gas systems under the GHG emissions reporting program. The final rule includes changes to reporting obligations that may involve expanded emissions monitoring and reporting requirements and changes to emissions calculation methodologies.

Index

The Biden administration declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. The second Trump administration withdrew the United States from the Paris Agreement, as was done during the first Trump administration.

In January 2021, the first Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. GHGs before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

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

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, the Biden-era EPA was committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 the EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In March 2024, the Biden administration issued three rules that revised the rules issued under the first Trump administration. The revisions include reinstating the rule that automatically extends protections for “endangered” species to “threatened” species, and the rule requiring that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination” among other changes.

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

FERC also authorizes the construction and operation of interstate natural gas pipelines under Section 7 of the NGA. With respect to its review of applications for the construction and operation of interstate natural gas pipeline facilities under the NGA, FERC must comply with environmental review requirements of NEPA. In 2021, in an individual pipeline certificate proceeding, FERC announced that, upon reconsideration of its prior position, it will assess the significance of a proposed pipeline project’s GHG emissions and those emissions’ contribution to climate change in fulfilling its obligations under NEPA. In 2022, FERC issued a nonbinding draft GHG policy statement that would have encouraged project applicants to disclose a project’s reasonably foreseeable GHG emissions and stipulated that projects that would exceed 100,000 tons of GHG emissions would require an environmental impact statement. However, the Trump administration withdrew the GHG policy statement in January 2025.

Index

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

Sales of the Partnership’s oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act (“ICA”). The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. In 2017, FERC issued a declaratory holding that certain arrangements between an oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the (higher) filed tariff rate, would violate the ICA. In 2022, FERC denied a rehearing of this order.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050. In January 2024, the Biden Administration paused approvals for pending and future applications to export LNG from new projects while the DOE reviews the economic and environmental impacts of those projects. In January 2025, the second Trump Administration rescinded this pause in approvals, and in February 2025, has begun to issue LNG export licenses.

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

Index

Item 1A. Risk Factors

Risks Related to the Partnership’s Business, Financial Condition, Results of Operations and Cash Flows

If oil, natural gas or other hydrocarbon prices decrease and/or remain depressed for a prolonged period cash flows from operations will decline and cash available for distributions will be impacted.

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

At December 31, 2024, Chord operates substantially all of the properties in which the Partnership holds a working interest. The Partnership has limited ability to influence or control the operation or future development of the non-operated properties or the amount of capital expenditures that it is required to fund. The failure of Chord, or the Partnership’s other operator, to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on Chord and other working interest owners for these projects and the Partnership’s limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers (“Army Corps”) completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the Army Corps releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. In September 2023, the Army Corps released an initial draft of its environmental impact statement that outlined possible outcomes and alternatives to the use of DAPL, and opened up a public comment period. No date has been set for the release of the Army Corps’ final report, although it is expected in 2025. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

Compliance with financial and other covenants in the Partnership’s existing or future debt agreements may reduce operational flexibility and create default risk.

The Partnership’s existing indebtedness contains, and indebtedness that the Partnership may enter into in the future likely will contain, customary covenants that may restrict the Partnership’s operations and restrict its ability to make distributions to holders of its common units. The Partnership’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in increased interest rates and the acceleration of the debt, requiring the Partnership to repay such debt with capital obtained from other sources, which may not be available to the Partnership or may only be available on unfavorable terms. In addition, if the Partnership defaults on its existing indebtedness, its lender may take possession of the portion of the Sanish Field Assets securing such debt.

Index

The Partnership experienced higher costs in 2023 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

Index

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

Moreover, a portion of the Partnership’s cash flow may be used to pay interest on its BF Credit Facility. Interest and principal payments on the Credit Facility will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

A significant percentage of oil and natural gas operations in the United States is conducted on federal lands, and the Biden administration took actions to limit future oil and gas operations on federal lands and to increase costs of operations. On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and were therefore not impacted by this executive order. However, the Biden administration proceeded to recommend an overhaul of the federal oil and gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In June 2022, the Biden administration resumed oil and natural gas lease sales, but limited it to only 20% of the total acreage originally nominated for leasing and increased the royalty rate. In September 2023, the Biden administration approved three offshore oil and gas lease sales through 2029, but the sale is limited to the Gulf of Mexico and is the smallest offshore oil drilling plan in the program’s history. In January 2025, the Biden administration withdrew more than 625 million acres of federal waters from offshore drilling, including areas along the Atlantic Coast, Eastern Gulf of Mexico, and Pacific Outer Continental Shelf. Then President-elect Trump announced that he would reverse the withdrawal.

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

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and gas extraction to publicly owned treatment works. In December 2016, the EPA concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. Although the second Trump administration has voiced support for deregulation on environmental matters, the historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has issued rules to significantly reduce methane emissions from new and existing oil and natural gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation could stall at the federal level in a second Trump administration, but the long-term trend of more expansive and stricter regulation, including at the state level, may continue for the long term.

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

Index

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

Index

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

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; and (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023. The Partnership recorded an estimate at December 31, 2024 of approximately $400,000 for the 2024 tax year. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

Tax gains or losses on the disposition of Partnership common units could be more or less than expected.

If limited partners sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a limited partner’s allocated share of Partnership net taxable income decreases the limited partner’s tax basis in the limited partner’s common units, the amount, if any, of such prior excess distributions with respect to the common units a limited partner sells will, in effect, become taxable income to the limited partner if the limited partner sells such common units at a price greater than the limited partner’s tax basis in those common units, even if the price received is less than the limited partner’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items such as depreciation. In addition, because the amount realized may include a limited partner’s share of Partnership nonrecourse liabilities, a limited partner that sells common units may incur a tax liability in excess of the amount of the cash received from the sale.

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

Item 2. Properties

Information regarding the Partnership’s properties is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: “Note 3. Oil and Gas Investments”, appearing elsewhere within this Annual Report on Form 10-K.

Item 3. Legal Proceedings

At the end of the period covered by this Annual Report on Form 10-K, the Partnership was not a party to any material, pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2024, there were approximately 19.0 million common units outstanding, which were held by approximately 4,800 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2024 of $15.62 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2024. The developed per common unit value range is $14.12 – $17.17. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/24
(unaudited)
Estimated fair value of oil and gas properties	$296,372
Estimated fair value of cash and cash equivalents	228
Estimated fair value of other assets and liabilities, net	4,728
Estimated fair value of outstanding debt	(5,000)
Estimated fair value of equity	$296,328

Common units outstanding	18,973

Estimated value per common unit	$15.62

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2024. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2024. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2024. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2024 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

●	NYMEX oil strip pricing as of January 1, 2025, which ranges from $69.86 per barrel to $63.07 per barrel as of January 1, 2025 to December 31, 2029, and an increase of 3% thereafter with price cap at $85.00 per barrel
●	NYMEX gas strip pricing as of January 1, 2025, which ranges from $3.53 per Mcf to $3.58 per Mcf as of January 1, 2025 to December 31, 2029, and then held flat thereafter at a price cap of $4.50 per Mcf
●	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms

-	Weighted average oil differential of -$0.75 per barrel of oil
-	Weighted average natural gas differential of -$0.56 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using 12.0% of NYMEX oil price
-	Weighted average natural gas shrink of 31.0%
-	NGL yield of 109.74 barrels per MMcf of wet gas

●	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing

-	Weighted average G&P expense on the production and sale of oil of $3.77 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $1.15 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $22.45 per barrel of oil equivalent

Index

●	Total gross fixed lease operating expenses per well estimated at $5,500 per month
●	Total net variable lease operating and workover expenses per well estimated at $4.75 per barrel of oil
●	Gross capital expenditures to drill and complete future development locations estimated at approximately $10 million per well
●	Discount rate – 10.0%
●	Risk adjustments to calculated present value

-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

●	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.34 per common unit, all other assumptions remaining the same;
●	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.55 per common unit, all other assumptions remaining the same;
●	An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.39 per common unit, all other assumptions remaining the same;
●	A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.50 per common unit, all other assumptions remaining the same;
●	An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.91 per common unit, all other assumptions remaining the same; and
●	A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.90 per common unit, all other assumptions remaining the same.

Class B Units

As of December 31, 2024 and 2023, the outstanding Class B units totaled 62,500. The Partnership may issue up to 37,500 additional Class B units. The Class B units provide for certain distribution rights described below.

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

Index

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the year ended December 31, 2024, the Partnership paid distributions of $1.45 per common unit, or $27.5 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2024, was paid on January 6, 2025 to the common unit holders on record as of December 31, 2024.

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

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

Index

The Partnership drilled and completed 86 new wells from 2018 to 2023; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. The Partnership drilled and completed 15 new wells that were turned to sales during the summer of 2024; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 15 wells is approximately $27 million. See additional detail in “Oil and Natural Gas Properties” below.

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2024, the Partnership owns an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Percent
	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$75.76	$77.60	-2.4%
Natural gas (per Mcf)	$2.37	$2.53	-6.3%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2024 and 2023. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $74.72 per barrel of oil, $1.57 per MMcf of natural gas and $9.06 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.25 per barrel of oil, $2.51 per MMcf of natural gas and $13.30 per barrel of NGL. See “Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2024 and 2023.

Index

Results of Operations for Years 2024 and 2023

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following is a summary of the results from operations, including production, of the Partnership’s non-operated working interest for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$85,806,754	100.0%	$99,792,852	100.0%	-14.0%
Production expenses	21,981,337	25.6%	26,529,445	26.6%	-17.1%
Production taxes	6,836,284	8.0%	7,923,679	7.9%	-13.7%
Depreciation, depletion, amortization and accretion	28,970,690	33.8%	27,204,990	27.3%	6.5%
General and administrative expenses	1,167,232	1.4%	1,686,577	1.7%	-30.8%

Sold production (BOE):
Oil	1,010,751		1,128,242		-10.4%
Natural gas	257,067		273,795		-6.1%
Natural gas liquids	265,272		265,002		0.1%
Total	1,533,090		1,667,039		-8.0%

Average sales price per unit:
Oil (per Bbl)	$73.96		$78.14		-5.3%
Natural gas (per Mcf)	1.56		2.35		-33.6%
Natural gas liquids (per Bbl)	32.58		29.33		11.1%
Combined (per BOE)	55.97		59.86		-6.5%

Average unit cost per BOE:
Production expenses	14.34		15.91		-9.9%
Production taxes	4.46		4.75		-6.1%
Depreciation, depletion, amortization and accretion	18.90		16.32		15.8%

Capital expenditures	$30,512,123		$12,137,862

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2024 and 2023, revenues for oil, natural gas and NGL sales were $85.8 million and $99.8 million, respectively. Revenues for the sale of oil were $74.8 million and $88.2 million, which resulted in realized prices of $73.96 and $78.14 per barrel, respectively. Revenues for the sale of natural gas were $2.4 million and $3.9 million, which resulted in realized prices of $1.56 and $2.35 per Mcf, respectively. Revenues for the sale of NGL were $8.6 million and $7.8 million, which resulted in realized prices of $32.58 and $29.33 per barrel of oil equivalent (“BOE”) of production, respectively. Average realized prices in the fourth quarter of 2024 were approximately $69.35 per barrel of oil, $1.43 per Mcf of natural gas and $31.88 per BOE of NGL, compared to fourth quarter of 2023 realized prices of approximately $78.95 per barrel of oil, $2.18 per Mcf of natural gas and $29.60 per BOE of NGL.

The Partnership completed over 30 wells during the second half of 2022 and first half of 2023, which provided a boost in total production, especially natural gas and NGLs volumes, throughout 2023. During the second and third quarters of 2024, the Partnership turned an additional 15 wells to sales, which helped to offset natural production decline and the ongoing impacts of adverse weather conditions in North Dakota during a multi-day stretch in mid-January 2024 that has led to suspended production from nearly 20% of the Sanish Field Asset wells during 2024. Sold production for the Sanish Field Assets was approximately 5,200 BOE per day and 4,200 BOE per day for the quarter and year ended December 31, 2024, respectively. Sold production for the Sanish Field Assets was approximately 4,300 BOE per day and 4,600 BOE per day for the quarter and year ended December 31, 2023.

In conjunction with commodity market pricing, the Partnership’s results for the year ended December 31, 2024 were negatively impacted by lower realized sales prices for oil (see Oil differentials below) and natural gas compared to the year ended December 31, 2023. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has increased by approximately $1.50 per barrel of oil during 2024 in comparison to 2023, which has resulted in lower realized oil sales prices.

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

Index

For the years ended December 31, 2024 and 2023, production expenses were $22.0 million and $26.5 million, respectively, and production expenses per BOE of sold production were $14.34 and $15.91, respectively. Production expenses for the fourth quarters of 2024 and 2023 were $6.1 million and $5.9 million, respectively, and production expenses per BOE of sold production were $12.81 and $14.91, respectively. The Partnership’s lease operating and workover expenses have been lower during 2024, and due to lower sold production of natural gas and NGLs, compared to 2023, marketing and selling costs have also decreased in 2024. Lower expenses coupled with production volumes have resulted in lower production expenses per BOE for the year ended December 31, 2024, as the production base over which fixed operating costs are spread has increased.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the years ended December 31, 2024 and 2023 were $6.8 million (8% of revenue) and $7.9 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2024 and 2023 were $2.0 million (8% of revenue) and $1.9 million (9% of revenue), respectively. Oil production comprised approximately 66% and 68% of the Partnership’s sold production volumes for the years ended December 31, 2024 and 2023, and approximately 66% for the three-month periods ended December 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative costs for the years ended December 31, 2024 and 2023 were $1.2 million and $1.7 million, respectively. The principal components of general and administrative expense are accounting, legal and consulting fees. The Partnership saw a decrease in personnel-related costs and legal expenses during the year ended December 31, 2024.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the years ended December 31, 2024 and 2023 was $29.0 million and $27.2 million, and DD&A per BOE of sold production was $18.90 and $16.32, respectively. DD&A for the fourth quarters of 2024 and 2023 was $9.0 million and $7.2 million, and DD&A per BOE of sold production was $18.81 and $18.16, respectively. The increase in DD&A expense per BOE of production for the year ended December 31, 2024 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2024 and June 30, 2024) resulting from changes in well production forecasts.

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

Year Ended December 31, 2023
Settlements on matured derivatives	$(1,780,610)
Gain on mark-to-market of derivatives, net	3,033,037
Gain on derivatives, net	$1,252,427

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

The mark-to-market (non-cash, unrealized) net gains recorded for the years ended December 31, 2023 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty. The Partnership did not have any outstanding derivative contracts as of December 31, 2023 or 2024.

Index

Interest expense, net

Interest expense, net, for the years ended December 31, 2024 and 2023 was $0.2 million and $1.2 million, respectively. The primary component of Interest expense, net, during the years ended December 31, 2024 and 2023 was interest expense on the BancFirst Credit Facility (“BF Credit Facility”). The Partnership carried little to no outstanding credit balance on the BF Credit Facility in 2024, which led to reduced interest expense throughout 2024.

See more information on the Partnership’s credit facility in “Note 4. Debt” in Part II, Item 8 – Financial Statements and Supplementary Data appearing elsewhere in this Annual Report on Form 10-K.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income	$26,670,865	$36,515,080
Interest expense, net	180,346	1,185,508
Depreciation, depletion, amortization and accretion	28,970,690	27,204,990
Exploration expenses	-	-
Non-cash gain on mark-to-market of derivatives	-	(3,033,037)
Adjusted EBITDAX	$55,821,901	$61,872,541

Index

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $4.6 million in cash on hand at the time of filing of this Form 10-K, and the Partnership generated approximately $53.7 million and $66.3 million in cash flow from operating activities for the years ended December 31, 2024 and 2023. In February 2024, the Partnership successfully renewed its BF Credit Facility and currently has $20 million in availability under the BF Credit Facility (see “Subsequent Events” below). At December 31, 2024, the Partnership had an outstanding balance of $5 million on its BF Credit Facility. Using operational cash proceeds from its Sanish Field Assets received subsequent to year-end, the Partnership paid off the outstanding $5 million balance in full during February 2025.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below (see “Oil and Natural Gas Properties”). Based on the terms and conditions of the BF Loan Agreement, the Partnership is permitted to make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. The General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and payments on the BF credit facility, as necessary based on usage.

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

Index

Distributions

See the definition and discussion of “Payout” in “Note 6. Capital Contribution and Partners’ Equity” in Part II, Item 8 – Financial Statements and Supplementary Data.

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the year ended December 31, 2024, the Partnership paid distributions of $1.45 per common unit, or $27.5 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2024, was paid on January 6, 2025 to the common unit holders on record as of December 31, 2024.

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $30.5 million and $12.1 million in capital expenditures for the years ended December 31, 2024 and 2023, respectively.

Since October 2023, the Partnership elected to participate in the drilling and completion of 15 new wells, of which all have been completed and were turned to sales during 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells, and the Partnership has incurred approximately $26 million in capital expenditures to date related to these 15 wells as of December 31, 2024. The Partnership estimates approximately $1 million remains in capital expenditures to fully pay for the completion of these 15 wells. Many factors outside the Partnership’s control make it difficult to predict the timing of capital expenditures. Estimated capital expenditures could be significantly different from amounts actually invested.

In addition to the wells in which the Partnership has already elected to participate, the Partnership anticipates that it may be obligated to invest up to an additional $120 million from 2025 through 2029 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

Index

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semi-annual review based on current market conditions and future capital investment information provided by operators of the Sanish Field Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See “Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2024 and 2023.

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

See further discussion in “Note 7. Related Parties” in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

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

Subsequent Events

In January 2025, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of January 2025. The distribution of approximately $2.1 million was paid on February 5, 2025 to common unit holders on record as of January 31, 2025.

In February 2025, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2025. The distribution of approximately $2.3 million was paid on March 5, 2025 to common unit holders on record as of February 28, 2025.

During February 2025, the Partnership paid off the $5.0 million balance outstanding on the BF Credit Facility as of December 31, 2024 using proceeds from the Sanish Field Assets. The Partnership’s full borrowing capacity of $20 million is therefore now available under the BF Credit Facility.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Partnership also has a variable interest rate on its BF Credit Facility that is subject to market changes in interest rates. Information regarding the Partnership’s current, and prior, credit facilities is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: “Note 4. Debt”, appearing elsewhere within this Annual Report on Form 10-K.

Index

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy 11, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy 11, L.P. (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Index

Depreciation, Depletion, and Amortization of oil and natural gas properties

Description of the Matter	As of December 31, 2024, the net book value of the Partnership’s oil and gas properties was $340.2 million, and depreciation, depletion and amortization (DD&A) expense was $28.9 million for the year then ended. As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

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

Richmond, Virginia

March 14, 2025

Index

Energy 11, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$227,859	$1,209,813
Accounts receivable	13,152,609	11,451,882
Other current assets, net	155,581	127,298
Total Current Assets	13,536,049	12,788,993

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $175,017,198 and $146,161,010, respectively	340,222,534	338,545,992
Other assets	10,064	-
Total Assets	$353,768,647	$351,334,985

Liabilities
Accounts payable and accrued expenses	$7,731,188	$9,285,194
Total Current Liabilities	7,731,188	9,285,194

Revolving credit facility	5,000,000	-
Asset retirement obligations	2,195,629	2,060,520
Total Liabilities	14,926,817	11,345,714

Partners’ Equity
Limited partners’ interest (18,973,474 common units issued and outstanding, respectively)	338,843,557	339,990,998
General partner’s interest	(1,727)	(1,727)
Class B units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	338,841,830	339,989,271

Total Liabilities and Partners’ Equity	$353,768,647	$351,334,985

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenues
Oil	$74,756,507	$88,162,777
Natural gas	2,408,371	3,857,572
Natural gas liquids	8,641,876	7,772,503
Total revenue	85,806,754	99,792,852

Operating costs and expenses
Production expenses	21,981,337	26,529,445
Production taxes	6,836,284	7,923,679
General and administrative expenses	1,167,232	1,686,577
Depreciation, depletion, amortization and accretion	28,970,690	27,204,990
Total operating costs and expenses	58,955,543	63,344,691

Operating income	26,851,211	36,448,161

Gain on derivatives, net	-	1,252,427
Interest expense, net	(180,346)	(1,185,508)
Total other expense, net	(180,346)	66,919

Net income	$26,670,865	$36,515,080

Basic and diluted net income per common unit	$1.41	$1.92

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		Class B Units		General	Total
	Common Units	Amount	Units	Amount	Partner Amount	Partners’ Equity
Balance December 31, 2022	18,973,474	331,177,765	62,500	-	(1,727)	331,176,038

Distributions declared to common units ($1.407671 per unit)	-	(26,708,409)	-	-	-	(26,708,409)
State tax withholding payments made on behalf of limited partners	-	(243,438)	-	-	-	(243,438)
Reversal of estimated state tax withholding for limited partners		250,000				250,000
Estimated state tax withholding for limited partners for tax year 2023	-	(1,000,000)	-	-	-	(1,000,000)
Net income	-	36,515,080	-	-	-	36,515,080
Balance December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271

Distributions declared to common units ($1.45 per unit)	-	(27,511,538)	-	-	-	(27,511,538)
State tax withholding payments made on behalf of limited partners	-	(1,221,768)	-	-	-	(1,221,768)
Reversal of estimated state tax withholding for limited partners	-	1,315,000	-	-	-	1,315,000
Estimated state tax withholding for limited partners for tax year 2024	-	(400,000)	-	-	-	(400,000)
Net income	-	26,670,865	-	-	-	26,670,865
Balance December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash flow from operating activities:
Net income	$26,670,865	$36,515,080

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	28,970,690	27,204,990
Gain on mark-to-market of derivatives, net	-	(3,033,037)
Non-cash expenses, net	70,526	141,924

Changes in operating assets and liabilities:
Accounts receivable	(1,700,727)	5,721,667
Other assets	11,898	71,680
Accounts payable and accrued expenses	(338,455)	(80,689)

Net cash flow provided by operating activities	53,684,797	66,541,615

Cash flow from investing activities:
Additions to oil and natural gas properties	(30,812,674)	(18,489,997)

Net cash flow used in investing activities	(30,812,674)	(18,489,997)

Cash flow from financing activities:
Cash paid for loan costs	(120,771)	-
Proceeds from BancFirst revolving credit facility	6,300,000	-
Payments on BancFirst revolving credit facility	(1,300,000)	(22,600,000)
Payments for state withholding taxes on behalf of limited partners	(1,221,768)	(243,438)
Distributions paid to limited partners	(27,511,538)	(27,051,487)

Net cash flow used in financing activities	(23,854,077)	(49,894,925)

Decrease in cash and cash equivalents	(981,954)	(1,843,307)
Cash and cash equivalents, beginning of period	1,209,813	3,053,120

Cash and cash equivalents, end of period	$227,859	$1,209,813

Interest paid	$51,435	$999,634

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,891,501	$2,192,052

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024, the Partnership owns an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

Segment Information

The Partnership has identified only one reportable business segment, which as a non-operated interest owner of the Sanish Field Assets, is the production and sale of oil, natural gas and NGLs. All of the Partnership’s operations and assets are located in North Dakota, and substantially all of its revenues are attributable to United States customers.

The operating results of the Partnership’s single reportable segment are evaluated by the General Partner’s Chief Executive Officer, who has been determined to be the Partnership’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance. The primary measure of profit and loss evaluated by the Partnership’s CODM for its single reportable segment is net income. Net income, total assets and all significant segment expense items are presented in the Partnership’s consolidated financial statements and notes to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Index

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

Index

Accounts Receivable and Concentration of Credit Risk

For the year ended December 31, 2024, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Partnership’s oil and natural gas properties in North Dakota (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest may be similarly affected by changes in economic, industry or other conditions. At December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2024 and 2023, relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2022	$1,966,738
Well additions	4,748
Accretion	107,855
Revisions in estimated cash flows	(18,821)
Balance as of December 31, 2023	2,060,520
Well additions	20,607
Accretion	114,502
Revisions in estimated cash flows	-
Balance as of December 31, 2024	$2,195,629

Index

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; and (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023. The Partnership recorded an estimate at December 31, 2024 of approximately $400,000 for the 2024 tax year.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2024 and 2023, there were no such costs accrued.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2024 and 2023. As a result, basic and diluted outstanding common units were the same. The Class B Units and Incentive Distribution Rights are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment disclosures on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU only impacted disclosures with no impact on the Partnership’s consolidated financial statements. The Partnership adopted this ASU effective December 31, 2024; see Segment Information above.

Index

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Partnership is currently evaluating this ASU to determine its impact on the Partnership’s financial statements and related disclosures.

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

From 2018 through 2023, the Partnership drilled and completed 86 new wells; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 86 wells totaled approximately $120 million. Since October 2023, the Partnership elected to participate in 15 more wells, of which all were completed during the second and third quarters of 2024. The Partnership has an approximate 18% non-operated working interest in these 15 wells. The total estimated cost to the Partnership to drill and complete these 15 wells is approximately $27 million; the Partnership has incurred approximately $26 million in capital expenditures to date related to these wells as of December 31, 2024.

The Partnership estimates the remaining capital expenditures to fully pay for these new wells will be incurred in the first quarter of 2025 based on the best available information from its operators. However, many factors outside the Partnership’s control make it difficult to predict the amount and timing of capital expenditures, and estimated capital expenditures could be significantly different from amounts actually invested.

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

On February 27, 2024, the Partnership and its Lender entered into an amendment (“Fifth Amendment”) to the BF Loan Agreement, effective March 1, 2024 (“Effective Date”), that renewed and extended the BF Credit Facility for two additional years to March 1, 2026 (“Revised Maturity Date”). Key terms and conditions of the Fifth Amendment include:

●	As of the Effective Date, the borrowing base of the BF Credit Facility is $20,000,000.
●	As amended, the Partnership remains subject to a semi-annual redetermination of its borrowing base, but the Partnership is only required to perform an annual analysis of its proven oil and natural gas reserves as of January 1 of each year.
●	The Partnership paid a loan fee to the Lender associated with the Fifth Amendment of $100,000.
●	Previously under the BF Loan Agreement, the Partnership was required to pay a $30,000 annual administrative fee to the Lender. Because BancFirst will be the only Lender effective March 1, 2024, the administrative fee has been waived through the Revised Maturity Date.

Index

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of December 31, 2024.

The BF Loan Agreement contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. In addition, the Sixth Amendment to the BF Loan Agreement allows the Partnership to include any unused amount of BF Credit Facility in its calculation of current assets, which began with the quarter ended September 30, 2024. The Partnership was in compliance with all covenants as of December 31, 2024.

As of December 31, 2024, the outstanding balance on the BF Credit Facility of approximately $5.0 million approximated the fair market value. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

In July 2021, the Partnership began its risk management program required under the BF Loan Agreement (see “Note 4. Debt”). To meet BF Loan Agreement requirements, the Partnership entered into two-way costless collar derivative contracts for the period from July 2021 to September 2023. Two-way collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the future production volumes under contract. The Partnership did not pay or receive a premium related to the costless collars into which it entered to remain compliant with the BF Loan Agreement, and the contracts were settled monthly. The Partnership had no outstanding derivative contracts at December 31, 2024 and 2023, and the Partnership is not currently required to hedge future production under the BF Loan Agreement.

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

Year Ended December 31, 2023
Settlements on matured derivatives	$(1,780,610)
Gain on mark-to-market of derivatives, net	3,033,037
Gain on derivatives, net	$1,252,427

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

In January 2024, the General Partner declared a special distribution of $0.05 per common unit that reduced the accumulated unpaid distribution total described below; the $0.05 special distribution to limited partners was paid in February 2024. For the year ended December 31, 2024, the Partnership paid distributions of $1.45 per common unit, or $27.5 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of December 2024. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of December 31, 2024, was paid on January 6, 2025 to the common unit holders on record as of December 31, 2024.

For the year ended December 31, 2023, the Partnership paid distributions of $1.425753 per common unit, or $27.1 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2024, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.260447 per common unit, or approximately $43 million.

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

For the years ended December 31, 2024 and 2023, approximately $379,000 and $291,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At December 31, 2024 and 2023, approximately $131,000 and $119,000, respectively, was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

The Class B units entitle the holder to certain distribution rights after Payout, as described in “Note 6. Capital Contribution and Partners’ Equity.”

Index

Note 8. Subsequent Events

In January 2025, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of January 2025. The distribution of approximately $2.1 million was paid on February 5, 2025 to common unit holders on record as of January 31, 2025.

In February 2025, the General Partner of the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per outstanding common unit for the month of February 2025. The distribution of approximately $2.3 million was paid on March 5, 2025 to common unit holders on record as of February 28, 2025.

During February 2025, the Partnership paid off the $5.0 million balance outstanding on the BF Credit Facility as of December 31, 2024 using operational proceeds from the Sanish Field Assets. The Partnership’s full borrowing capacity of $20 million is therefore now available under the BF Credit Facility.

Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2024 and 2023 is as follows:

	2024	2023
Producing properties	$341,425,622	$311,292,892
Non-producing	173,814,110	173,414,110
	515,239,732	484,707,002
Accumulated depreciation, depletion and amortization	(175,017,198)	(146,161,010)
Net capitalized costs	$340,222,534	$338,545,992

Costs Incurred

For the years ended December 31, 2024 and 2023, the Partnership incurred the following costs in oil and natural gas producing activities:

	2024	2023
Development costs	$30,532,730	$12,142,610

Estimated Quantities of Proved Oil, NGL and Natural Gas Reserves

The following unaudited information regarding the Partnership’s oil, natural gas and NGL reserves is presented pursuant to disclosures required by the SEC and the FASB.

Index

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2024, 2023 and 2022.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2024, 2023 and 2022, have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2022	21,031,928	24,477,587	3,484,285	28,595,811
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	479,763	431,226	67,009	618,643
Revisions of previous estimates (2)	(6,082,609)	(4,557,429)	(353,416)	(7,195,597)
Production	(1,128,242)	(1,642,775)	(265,002)	(1,667,039)
December 31, 2023	14,300,840	18,708,609	2,932,876	20,351,818
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	113,114	118,292	18,814	151,643
Revisions of previous estimates (4)	2,390,587	2,428,159	470,273	3,265,553
Production	(1,010,751)	(1,542,403)	(265,272)	(1,533,090)
December 31, 2024	15,793,790	19,712,657	3,156,691	22,235,924

(1)	In 2023, extensions, discoveries and other additions of 619 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.
(2)	Revisions to previous estimates decreased proved reserves by a net amount of 7,196 MBOE. These revisions result from 5,522 MBOE of downward adjustments attributable to changes in the future drill schedule and recovery projections, 1,373 MBOE of downward adjustments attributable to well performance, and 301 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2023 to December 31, 2022.
(3)	In 2024, extensions, discoveries and other additions of 152 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.
(4)	Revisions to previous estimates increased proved reserves by a net amount of 3,266 MBOE. These revisions result from 4,423 MBOE of positive adjustments attributable to changes in the future drill schedule and recovery projections, offset by 973 MBOE of downward adjustments attributable to well performance, and 184 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2024 to December 31, 2023.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $74.72 per barrel of oil, $1.57 per MMcf of natural gas and $9.06 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.25 per barrel of oil, $2.51 per MMcf of natural gas and $13.30 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2024, 2023 and 2022 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2022	12,959,918	16,547,639	2,355,866	18,073,724
December 31, 2023	10,199,826	14,882,637	2,338,351	15,018,617
December 31, 2024	9,436,192	13,901,944	2,232,535	13,985,718

Proved undeveloped reserves:
December 31, 2022	8,072,010	7,929,948	1,128,419	10,522,087
December 31, 2023	4,101,014	3,825,972	594,525	5,333,201
December 31, 2024	6,357,598	5,810,713	924,156	8,250,206

Index

The following details the changes in proved undeveloped reserves (PUD) for 2023 and 2024:

BOE
Proved undeveloped reserves, December 31, 2022	10,522,087
Revisions of previous estimates (1)	(5,360,513)
Extensions, discoveries and other additions (2)	618,643
Conversion to proved developed reserves (3)	(447,016)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2023	5,333,201
Revisions of previous estimates (4)	4,298,920
Extensions, discoveries and other additions (5)	151,643
Conversion to proved developed reserves (6)	(1,533,558)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2024	8,250,206

(1)	The annual review of the PUDs resulted in a negative revision of approximately 5,361 MBOE. This revision was the result of 5,522 MBOE of downward adjustments attributable to changes in the future drill schedule and recovery projections, offset by 161 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.
(2)	In 2023, extensions, discoveries and other additions of 619 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.
(3)	The Partnership completed 6 new wells during 2023; therefore, the Partnership converted these 6 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 447 MBOE.
(4)	The annual review of the PUDs resulted in a positive revision of approximately 4,299 MBOE. This revision was the result of 4,423 MBOE of positive adjustments attributable to changes in the future drill schedule and recovery projections, offset by 114 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield and 10 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserves at December 31, 2024 to December 31, 2023.
(5)	In 2024, extensions, discoveries and other additions of 152 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Sanish Field Assets.
(6)	The Partnership completed 15 new wells during 2024; therefore, the Partnership converted these 15 wells to proved developed reserves during 2024, which resulted in a downward adjustment to PUDs of 1,534 MBOE.

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

	2024	2023
Future cash inflows	$1,239,735,296	$1,205,028,864
Future production costs	(507,439,696)	(493,017,336)
Future development costs	(133,169,056)	(98,927,304)
Future net cash flows	599,126,544	613,084,224
10% annual discount	(327,932,592)	(326,905,824)
Standardized measure of discounted future net cash flows	$271,193,952	$286,178,400

Changes in the standardized measure of discounted future net cash flows are as follows:

	2024	2023
Standardized measure at beginning of period	$286,178,400	$648,209,664
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	3,686,427	6,992,407
Sales of oil, natural gas and NGLs, net of production costs	(56,989,133)	(65,339,727)
Net changes in prices and production costs	(35,152,724)	(208,831,086)
Development costs incurred during the period	30,532,730	12,142,610
Revisions to previous estimates	79,055,211	(171,073,805)
Accretion of discount	28,657,523	64,910,851
Change in estimated future development costs	(64,774,482)	(832,514)
Standardized measure of discounted future net cash flows	$271,193,952	$286,178,400

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Partnership management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of our internal control over financial reporting. Partnership management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. Partnership management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, Partnership management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2024, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2024:

Name	Age	Position
Glade M. Knight	80	Chairman of the Board and Chief Executive Officer
David S. McKenney	61	Director and Chief Financial Officer and Secretary

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

Item 11. Executive Compensation

Summary Compensation

The following table summarizes, with respect to each of the Chief Executive Officer and the two other most highly compensated officers of the General Partner (the “Named Executive Officers”), information relating to the compensation paid by the Partnership for services rendered in all capacities during the fiscal years ended December 31, 2024 and 2023. Since the only person paid any compensation by the Partnership or the General Partner for the years ended December 31, 2024 and 2023 was Clifford J. Merritt, the former president of the General Partner, the Named Executive Officers in the table only include Mr. Knight, the Chief Executive Officer, and Mr. Merritt.

Name and Principal Position:	Year	Salary	Bonus	All Other Compensation	Total
Glade M. Knight	2024	$—	$—	$—	$—
Chairman of the Board and Chief Executive Officer	2023	$—	$—	$—	$—

Clifford J. Merritt	2024	$—	$—	$—	$—
President	2023	$57,068	$—	$—	$57,068

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

Index

For the year ended December 31, 2023, Mr. Merritt’s annual base compensation was $360,500 and basic health benefits. Mr. Merritt resigned as president of the General Partner in April 2023. Because Mr. Merritt was an employee of Administrator, the Partnership paid one-half of Mr. Merritt’s compensation and benefits through the termination date of the Administrative Services Agreement (“Agreement”) in 2023, while Energy Resources 12, L.P. (“ER12”) paid the other half. See more information on the Agreement below in Item 13, and elsewhere, of this Form 10-K.

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

During the years ended December 31, 2024 and 2023, approximately $379,000 and $291,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations.

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

Index

Consulting Fees to Clifford Merritt

On December 18, 2015, the General Partner appointed Clifford J. Merritt as its President. Prior to being appointed President, Mr. Merritt provided consulting services to the General Partner. Mr. Merritt resigned as president of the General Partner in April 2023. For the year ended December 31, 2023, Mr. Merritt’s annual base compensation was $360,500 and basic health benefits. Prior to his resignation, the Partnership paid Mr. Merritt $57,068 for his services in 2023. Because Mr. Merritt was an employee of Administrator, the General Partner approved for the Partnership to pay one-half of Mr. Merritt’s compensation and benefits during 2023, while ER12 paid the other half through the ASA described above.

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

Item 14. Principal Accountant Fees and Services

Ernst and Young LLP (“EY”) has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2024. EY was selected and appointed as the Partnership’s independent registered public accounting firm on April 13, 2021.

For the fiscal years ended December 31, 2024 and 2023, fees paid or payable to EY for services performed in connection with the audit of the 2024 and 2023 financial statements, 2024 and 2023 interim reviews and tax return preparation and compliance for 2024 and 2023 are included in the table below.

Audit Fees

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees	$215,000	$216,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$273,000	$274,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants. The Board of Directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All services provided by EY during the years ended December 31, 2024 and 2023 were approved by the Board of Directors.

Index

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1. Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP
(ii)	Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
(iii)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
(iv)	Consolidated Statements of Partners’ Equity for the years ended December 31, 2024 and 2023
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
(vi)	Notes to Financial Statements

2. Financial Statement Schedules:

(i)	All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

EXHIBIT NUMBER	Description Of Exhibit

1.1	Exclusive Dealer Manager Agreement with David Lerner Associates, Inc. (incorporated by reference from Exhibit 1.1 to Amendment No. 7 to the Partnership’s Registration Statement on Form S-1 filed on December 31, 2014)
3.1	Certificate of limited partnership of Energy 11, L.P. (incorporated by reference from Exhibit 3.1 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 filed on November 21, 2014)
3.2	First Amended and Restated Limited Partnership Agreement of Energy 11, L.P. dated as of August 19, 2015 (incorporated by reference from Exhibit A to the Prospectus included as part of the Amendment No. 6 to the Partnership’s Registration Statement on Form S-1 filed on December 12, 2014)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference from Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K filed on March 12, 2021)
10.1	Administrative Services Agreement, dated December 1, 2020 and effective as of January 1, 2021, by and between Regional Energy Investors, L.P. d/b/a Regional Energy Management, Energy 11, L.P., Energy 11 Operating Company, LLC, Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 3, 2020)
10.2	Credit Agreement dated as of May 13, 2021 among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed on May 17, 2021)
10.3	First Amendment to Credit Agreement dated as of March 10, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K filed on March 16, 2022)
10.4	Second Amendment to Credit Agreement dated as of August 22, 2022 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 26, 2022)

Index

10.5	Third Amendment to Credit Agreement dated effective as of March 24, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K filed on March 31, 2023)
10.6	Purchase Agreement dated April 5, 2023, by and among Energy 11, L.P., CFK Energy, LLC, Pope Energy Investors, LP, Glade M. Knight, David S. McKenney, Regional Energy Incentives, LP, Energy 11 GP, LLC, Energy Resources 12, L.P., Energy Resources 12 GP, LLC, Regional Energy Investors, LP, Energy 11 Operating Company, LLC, Energy Resources 12 Operating Company, LLC, PECM, LLC, GKOG, LLC, DMOG, LLC, Michael J. Mallick and Anthony F. Keating, III (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 10, 2023)
10.7	Fourth Amendment to Credit Agreement dated effective as of June 26, 2023 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent and the Lenders Party hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 29, 2023)
10.8	Fifth Amendment to Credit Agreement dated effective as of March 1, 2024 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 28, 2024)
10.9	Sixth Amendment to Credit Agreement dated effective as of September 30, 2024 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on October 7, 2024)
21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants*
101	The following materials from Energy 11, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*
104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

Item 16. Form 10-K Summary

None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY 11, L.P.

By: Energy 11 GP, LLC, its General Partner

By:	/s/ David S. McKenney
David S. McKenney
Chief Financial Officer

Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 14, 2025
(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 14, 2025
(principal financial and accounting officer)