Form 10-Q
period 2025-03-31
Energy 11, L.P.
filed 2025-05-15
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and cash equivalents	$3,620,458	$227,859
Accounts receivable	10,717,234	13,152,609
Other current assets, net	102,951	155,581
Total Current Assets	14,440,643	13,536,049

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $182,239,724 and $175,017,198, respectively	333,555,941	340,222,534
Other assets	-	10,064
Total Assets	$347,996,584	$353,768,647

Liabilities
Accounts payable and accrued expenses	$7,987,865	$7,731,188
Total Current Liabilities	7,987,865	7,731,188

Revolving credit facility	-	5,000,000
Asset retirement obligations	2,225,678	2,195,629
Total Liabilities	10,213,543	14,926,817

Partners’ Equity
Limited partners’ interest (18,973,474 common units issued and outstanding, respectively)	337,784,768	338,843,557
General partner’s interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	337,783,041	338,841,830

Total Liabilities and Partners’ Equity	$347,996,584	$353,768,647

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Revenues
Oil	$16,882,515	$15,558,497
Natural gas	1,691,870	841,405
Natural gas liquids	2,285,546	2,001,759
Total revenue	20,859,931	18,401,661

Operating costs and expenses
Production expenses	5,944,773	5,158,144
Production taxes	1,490,550	1,395,000
General and administrative expenses	522,683	481,795
Depreciation, depletion, amortization and accretion	7,252,575	6,045,594
Total operating costs and expenses	15,210,581	13,080,533

Operating income	5,649,350	5,321,128

Interest expense, net	(67,423)	(50,492)
Total interest expense, net	(67,423)	(50,492)

Net income	$5,581,927	$5,270,636

Basic and diluted net income per common unit	$0.29	$0.28

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners’
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
State tax withholding payments made on behalf of limited partners	-	(1,221,768)	-	-	-	(1,221,768)
Reversal of estimated state tax withholding for limited partners	-	1,315,000	-	-	-	1,315,000
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	$337,765,476	62,500	$-	$(1,727)	$337,763,749

Balances - December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2025	-	5,581,927	-	-	-	5,581,927
Balances - March 31, 2025	18,973,474	$337,784,768	62,500	$-	$(1,727)	$337,783,041

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash flow from operating activities:
Net income	$5,581,927	$5,270,636

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	7,252,575	6,045,594

Changes in operating assets and liabilities:
Accounts receivable	2,435,375	1,343,002
Other assets	62,694	(37,763)
Accounts payable and accrued expenses	752,246	(119,347)

Net cash flow provided by operating activities	16,084,817	12,502,122

Cash flow from investing activities:
Additions to oil and natural gas properties	(1,051,502)	(2,611,460)

Net cash flow used in investing activities	(1,051,502)	(2,611,460)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	(5,000,000)	-
Distributions paid to limited partners	(6,640,716)	(7,589,390)

Net cash flow used in financing activities	(11,640,716)	(7,589,390)

Increase in cash and cash equivalents	3,392,599	2,301,272
Cash and cash equivalents, beginning of period	227,859	1,209,813

Cash and cash equivalents, end of period	$3,620,458	$3,511,085

Interest paid	$74,242	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,395,932	$4,760,204

See notes to consolidated financial statements.

Index

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2025

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

As of March 31, 2025, the Partnership owned an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2024 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended March 31, 2025, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2025 and December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023; and (iv) approximately $400,000 (approximately $0.021 per common unit) in April 2025 for tax year 2024 (see Note 8. Subsequent Events below).

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2025. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Index

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment disclosures on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU only impacted disclosures with no impact on the Partnership’s consolidated financial statements. The Partnership adopted this ASU effective December 31, 2024 as noted in its 2024 Form 10-K; see Segment Information above.

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

Note 3. Oil and Natural Gas Investments

The Partnership incurred approximately $0.6 million in capital drilling and completion costs for the three-month period ending March 31, 2025. During the summer of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership incurred and paid its proportionate share of the related capital expenditures of approximately $26 million through the first quarter of 2025.

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells has totaled approximately $146 million.

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

On February 27, 2024, the Partnership and its Lender entered into an amendment (“Fifth Amendment”) to the BF Loan Agreement, effective March 1, 2024 (“Effective Date”), that renewed and extended the BF Credit Facility for two additional years to March 1, 2026 (“Revised Maturity Date”). Key terms and conditions of the Fifth Amendment include:

●	As of the Effective Date, the borrowing base of the BF Credit Facility was, and remains, $20,000,000.

●	As amended, the Partnership remains subject to a semiannual redetermination of its borrowing base, but the Partnership is only required to perform an annual analysis of its proven oil and natural gas reserves as of January 1 of each year.

●	The Partnership paid a loan fee to the Lender associated with the Fifth Amendment of $100,000.

●	Previously under the BF Loan Agreement, the Partnership was required to pay a $30,000 annual administrative fee to the Lender. Because BancFirst will be the only Lender effective March 1, 2024, the administrative fee has been waived through the Revised Maturity Date.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of March 31, 2025.

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at March 31, 2025.

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

	2025	2024
Balance at January 1	$2,195,629	$2,060,520
Well additions	-	-
Accretion	30,049	27,879
Revisions	-	-
Balance at March 31	$2,225,678	$2,088,399

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

For the three months ended March 31, 2025, the Partnership paid distributions of $0.35 per common unit, or $6.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2025, was paid on April 3, 2025 to the common unit holders on record as of March 31, 2025.

For the three months ended March 31, 2024, the Partnership paid distributions of $0.40 per common unit, or $7.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million.

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

Index

For the three months ended March 31, 2025 and 2024, approximately $89,000 and $99,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2025, approximately $89,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

Note 8. Subsequent Events

In April 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2025, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $400,000 for estimated withholding taxes for tax year 2024. This payment reduced the unpaid Payout Accrual by $0.021082 per common unit. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million.

In April 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2025. The distribution of approximately $2.1 million was paid on May 5, 2025 to common unit holders on record as of April 30, 2025.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 and the following:

●	that the Partnership’s development of its oil and gas properties may not be successful or that the Partnership’s operations on such properties may not be successful;
●	general economic, market, or business conditions;
●	changes in local, state, and federal laws, regulations or policies that may affect the Partnership or the oil and natural gas industry as a whole (such as the effects of tax law changes, and changes in environmental, health, and safety regulation and regulations addressing climate change, and trade policy and tariffs);
●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
●	the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;
●	current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling activities in a timely manner and on terms that are consistent with what the Partnership projects;
●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of the Partnership’s production will not be effective.

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells totaled approximately $146 million. The Partnership has incurred approximately $0.6 million in capital expenditures during the first quarter of 2025.

As a result of its acquisitions and completed drilling during the period of ownership, as of March 31, 2025, the Partnership owned an approximate 24% non-operated working interest in 312 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control and are subject to macroeconomic market volatility. Historically, factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by and production quotas set by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. Oil prices declined through the first quarter of 2025 and continued into the second quarter, with oil prices closing at $57.13 per barrel on May 5, 2025 (the lowest level since the second quarter of 2021). Factors negatively impacting oil prices in 2025 include (i) confusion and uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC to increase its production quotas in May 2025; and (iii) global economic growth projections and the impact on global oil consumption.

Significant reductions in commodity prices along with inflationary costs could impact the Partnership and its financial performance. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Percent
	2025	2024	Change
Average market closing prices (1)
Oil (per Bbl)	$71.53	$76.91	-7.0%
Natural gas (per Mcf)	$4.14	$2.15	92.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$20,859,931	100.0%	$18,401,661	100.0%	13.4%
Production expenses	5,944,773	28.5%	5,158,144	28.0%	15.3%
Production taxes	1,490,550	7.1%	1,395,000	7.6%	6.8%
Depreciation, depletion, amortization and accretion	7,252,575	34.8%	6,045,594	32.9%	20.0%
General and administrative expenses	522,683	2.5%	481,795	2.6%	8.5%

Production (BOE):
Oil	242,530		205,822		17.8%
Natural gas	70,267		59,265		18.6%
Natural gas liquids	61,767		53,929		14.5%
Total	374,564		319,016		17.4%

Average sales price per unit:
Oil (per Bbl)	$69.61		$75.59		-7.9%
Natural gas (per Mcf)	4.01		2.37		69.2%
Natural gas liquids (per Bbl)	37.00		37.12		-0.3%
Combined (per BOE)	55.69		57.68		-3.5%

Average unit cost per BOE:
Production expenses	15.87		16.17		-1.8%
Production taxes	3.98		4.37		-9.0%
Depreciation, depletion, amortization and accretion	19.36		18.95		2.2%

Capital expenditures	$555,933		$5,179,613

Oil, natural gas and NGL revenues

For the three months ended March 31, 2025, revenues from oil, natural gas and NGL sales were $20.9 million. Revenues for the sale of crude oil were $16.9 million, which resulted in a realized price of $69.61 per barrel. Revenues for the sale of natural gas were $1.7 million, which resulted in a realized price of $4.01 per Mcf. Revenues for the sale of NGLs were $2.3 million, which resulted in a realized price of $37.00 per BOE of sold production. For the three months ended March 31, 2024, revenues from oil, natural gas and NGL sales were $18.4 million. Revenues for the sale of crude oil were $15.6 million, which resulted in a realized price of $75.59 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.37 per Mcf. Revenues for the sale of NGLs were $2.0 million, which resulted in a realized price of $37.12 per BOE of sold production.

Compared to the three months ended March 31, 2024, the Partnership’s results for the three months ended March 31, 2025 were positively impacted by the completion of 15 new wells during the summer of 2024. Sold production for the Sanish Field Assets was approximately 4,200 BOE per day for the three months ended March 31, 2025, compared to 3,500 BOE per day for the three months ended March 31, 2024.

The Partnership’s sold production volumes helped offset the impact of lower oil market prices during the three months ended March 31, 2025. However, supply constraints and heightened demand due to cold winter temperatures led to sustained higher natural gas prices during the first quarter of 2025, contributing to higher Partnership natural gas revenue compared to the first quarter of 2024.

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

Index

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential increased by approximately $0.70 and $1.00 per barrel of oil during the first quarter of 2025 in comparison to the first and fourth quarters of 2024, respectively, which reduced the Partnership’s realized oil sales prices.

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

For the three months ended March 31, 2025 and 2024, production expenses were $5.9 million and $5.2 million, respectively, and production expenses per BOE of sold production were $15.87 and $16.17, respectively. The decrease in production expenses per BOE is primarily due to the increase in sold production volumes, which increases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2025 and 2024 were $1.5 million (7% of revenue) and $1.4 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended March 31, 2025 and 2024 were $0.5 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2025 and 2024 was $7.3 million and $6.0 million, and DD&A per BOE of sold production was $19.36 and $18.95, respectively. The increase in DD&A expense per BOE of production in the first quarter of 2025 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2024) resulting from changes in the future drill schedule and well production forecasts.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2025 and 2024 was $67,000 and $50,000, respectively. The Partnership had little to no outstanding balance on its BF Credit Facility during the first quarters of 2024 and 2025, so the expense recorded during these three-month periods primarily represented the amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

Index

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; and (iv) exploration expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income	$5,581,927	$5,270,636
Interest expense, net	67,423	50,492
Depreciation, depletion, amortization and accretion	7,252,575	6,045,594
Exploration expenses	-	-
Adjusted EBITDAX	$12,901,925	$11,366,722

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $3.6 million in cash on hand and $20 million in availability under the BF Credit Facility at March 31, 2025, and the Partnership generated approximately $16.1 million and $53.7 million in cash flow from operating activities for the quarter ended March 31, 2025 and year ended December 31, 2024, respectively.

The Partnership anticipates its cash on-hand, cash flow from operations and availability under the BF Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months. Based on the terms and conditions of the February 2024 fifth amendment to the BF Loan Agreement, the Partnership is permitted to make distributions to limited partners regardless of BF Credit Facility utilization so long as the Partnership is in compliance with the applicable covenants and no other event of default has occurred. The General Partner will monitor payment of future monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and payments on the BF credit facility, as necessary based on usage.

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

Distributions

For the three months ended March 31, 2025, the Partnership paid distributions of $0.35 per common unit, or $6.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2025, was paid on April 3, 2025 to the common unit holders on record as of March 31, 2025.

For the three months ended March 31, 2024, the Partnership paid distributions of $0.40 per common unit, or $7.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $0.6 million and $5.2 million in capital expenditures for the three months ended March 31, 2025 and 2024, respectively. During the summer of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership’s proportionate share of the related capital expenditures was approximately $26 million.

The Partnership anticipates that it may be obligated to invest at least an additional $100 million from 2025 through 2029 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In April 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2025, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $400,000 for estimated withholding taxes for tax year 2024. This payment reduced the unpaid Payout Accrual by $0.021082 per common unit. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million.

In April 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2025. The distribution of approximately $2.1 million was paid on May 5, 2025 to common unit holders on record as of April 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: May 15, 2025