Form 10-Q
period 2025-06-30
Energy 11, L.P.
filed 2025-08-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and cash equivalents	$5,863,210	$227,859
Accounts receivable	8,623,961	13,152,609
Other current assets, net	40,257	155,581
Total Current Assets	14,527,428	13,536,049

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $189,485,167 and $175,017,198, respectively	327,786,612	340,222,534
Other assets	-	10,064
Total Assets	$342,314,040	$353,768,647

Liabilities
Accounts payable and accrued expenses	$7,138,194	$7,731,188
Total Current Liabilities	7,138,194	7,731,188

Revolving credit facility	-	5,000,000
Asset retirement obligations	2,174,692	2,195,629
Total Liabilities	9,312,886	14,926,817

Partners’ Equity
Limited partners’ interest (18,973,474 common units issued and outstanding, respectively)	333,002,881	338,843,557
General partner’s interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	333,001,154	338,841,830

Total Liabilities and Partners’ Equity	$342,314,040	$353,768,647

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Oil	$13,732,158	$15,064,068	$30,614,673	$30,622,565
Natural gas	989,832	369,535	2,681,702	1,210,940
Natural gas liquids	1,821,422	1,552,672	4,106,968	3,554,431
Total revenue	16,543,412	16,986,275	37,403,343	35,387,936

Operating costs and expenses
Production expenses	6,069,324	4,960,463	12,014,097	10,118,607
Production taxes	1,087,999	1,371,927	2,578,549	2,766,927
General and administrative expenses	305,068	202,547	827,751	684,342
Depreciation, depletion, amortization and accretion	7,194,457	5,413,886	14,447,032	11,459,480
Total operating costs and expenses	14,656,848	11,948,823	29,867,429	25,029,356

Operating income	1,886,564	5,037,452	7,535,914	10,358,580

Interest expense, net	(27,735)	(27,735)	(95,158)	(78,227)
Total interest expense, net	(27,735)	(27,735)	(95,158)	(78,227)

Net income	$1,858,829	$5,009,717	$7,440,756	$10,280,353

Basic and diluted net income per common unit	$0.10	$0.26	$0.39	$0.54

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners’
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
State tax withholding payments made on behalf of limited partners	-	(1,221,768)	-	-	-	(1,221,768)
Reversal of estimated state tax withholding for limited partners	-	1,315,000	-	-	-	1,315,000
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	337,765,476	62,500	-	(1,727)	337,763,749
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended June 30, 2024	-	5,009,717	-	-	-	5,009,717
Balances - June 30, 2024	18,973,474	$336,134,477	62,500	$-	$(1,727)	$336,132,750

Balances - December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2025	-	5,581,927	-	-	-	5,581,927
Balances - March 31, 2025	18,973,474	337,784,768	62,500	-	(1,727)	337,783,041
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
State tax withholding payments made on behalf of limited partners	-	(400,000)	-	-	-	(400,000)
Reversal of estimated state tax withholding for limited partners	-	400,000	-	-	-	400,000
Net income - three months ended June 30, 2025	-	1,858,829	-	-	-	1,858,829
Balances - June 30, 2025	18,973,474	$333,002,881	62,500	$-	$(1,727)	$333,001,154

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Cash flow from operating activities:
Net income	$7,440,756	$10,280,353

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	14,447,032	11,459,480

Changes in operating assets and liabilities:
Accounts receivable	4,528,648	2,601,539
Other assets	125,388	147,426
Accounts payable and accrued expenses	282,504	(1,844,792)

Net cash flow provided by operating activities	26,824,328	22,644,006

Cash flow from investing activities:
Additions to oil and natural gas properties	(2,507,545)	(7,190,742)

Net cash flow used in investing activities	(2,507,545)	(7,190,742)

Cash flow from financing activities:
Cash paid for loan costs	-	(120,771)
Payments on BancFirst revolving credit facility	(5,000,000)	-
Payments for state withholding taxes on behalf of limited partners	(400,000)	-
Distributions paid to limited partners	(13,281,432)	(14,230,106)

Net cash flow used in financing activities	(18,681,432)	(14,350,877)

Increase in cash and cash equivalents	5,635,351	1,102,387
Cash and cash equivalents, beginning of period	227,859	1,209,813

Cash and cash equivalents, end of period	$5,863,210	$2,312,200

Interest paid	$85,457	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,416,003	$7,105,196

See notes to consolidated financial statements.

Energy 11, L.P.

Notes to Consolidated Financial Statements

June 30, 2025

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

As of June 30, 2025, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2024 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended June 30, 2025, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At June 30, 2025 and December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023; and (iv) approximately $400,000 (approximately $0.021 per common unit) in April 2025 for tax year 2024.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2025. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Partnership is currently evaluating this ASU to determine its impact on the Partnership’s financial statements and related disclosures.

Note 3. Oil and Natural Gas Investments

The Partnership incurred approximately $2.0 million in capital drilling and completion costs for the six-month period ending June 30, 2025. During the summer of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership incurred and paid its proportionate share of the related capital expenditures of approximately $27 million through the second quarter of 2025.

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells has totaled approximately $147 million.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of June 30, 2025.

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at June 30, 2025.

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

	2025	2024
Balance at January 1	$2,195,629	$2,060,520
Well additions	-	-
Accretion	108,275	56,178
Revisions	(129,212)	-
Balance at June 30	$2,174,692	$2,116,698

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

For the three and six months ended June 30, 2025, the Partnership paid distributions of $0.35 per common unit and $0.70 per common unit, or $6.6 million and $13.3 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2025, was paid on July 3, 2025 to the common unit holders on record as of June 30, 2025.

For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.35 per common unit and $0.75 per common unit, or $6.6 million and $14.2 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million, at June 30, 2025.

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

For the three and six months ended June 30, 2025 and 2024, approximately $78,000 and $167,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2025, approximately $78,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2024, approximately $74,000 and $173,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Note 8. Subsequent Events

In July 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2025. The distribution of approximately $2.1 million was paid on August 5, 2025 to common unit holders on record as of July 31, 2025.

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

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells totaled approximately $147 million. The Partnership has incurred approximately $2.0 million in capital expenditures during the first half of 2025.

As a result of its acquisitions and completed drilling during the period of ownership, as of June 30, 2025, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. Oil prices declined through the first quarter of 2025 and continued into the second quarter, with oil prices closing at $57.13 per barrel on May 5, 2025 (the lowest level since the first quarter of 2021). Factors negatively impacting oil prices in 2025 include (i) confusion and uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC to increase its production quotas in May 2025; and (iii) global economic growth projections and the impact on global oil consumption. In July 2025, OPEC announced an additional production increase for August 2025, which could lead to further pressure on oil prices.

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

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2025	2024	Change	2025	2024	Change
Average market closing prices (1)
Oil (per Bbl)	$63.87	$80.66	-20.8%	$67.67	$78.81	-14.1%
Natural gas (per Mcf)	$3.19	$2.07	54.1%	$3.66	$2.11	73.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,					Six Months Ended June 30,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$16,543,412	100.0%	$16,986,275	100.0%	-2.6%	$37,403,343	100.0%	$35,387,936	100.0%	5.7%
Production expenses	6,069,324	36.7%	4,960,463	29.2%	22.4%	12,014,097	32.1%	10,118,607	28.6%	18.7%
Production taxes	1,087,999	6.6%	1,371,927	8.1%	-20.7%	2,578,549	6.9%	2,766,927	7.8%	-6.8%
Depreciation, depletion, amortization and accretion	7,194,457	43.5%	5,413,886	31.9%	32.9%	14,447,032	38.6%	11,459,480	32.4%	26.1%
General and administrative expenses	305,068	1.8%	202,547	1.2%	50.6%	827,751	2.2%	684,342	1.9%	21.0%

Production (BOE):
Oil	221,829		188,397		17.7%	464,359		394,220		17.8%
Natural gas	76,402		56,538		35.1%	146,670		115,802		26.7%
Natural gas liquids	70,995		52,833		34.4%	132,761		106,762		24.4%
Total	369,226		297,768		24.0%	743,790		616,784		20.6%

Average sales price per unit:
Oil (per Bbl)	$61.90		$79.96		-22.6%	$65.93		$77.68		-15.1%
Natural gas (per Mcf)	2.16		1.09		98.2%	3.05		1.74		75.3%
Natural gas liquids (per Bbl)	25.66		29.39		-12.7%	30.93		33.29		-7.1%
Combined (per BOE)	44.81		57.05		-21.4%	50.29		57.37		-12.3%

Average unit cost per BOE:
Production expenses	16.44		16.66		-1.3%	16.15		16.41		-1.6%
Production taxes	2.95		4.61		-36.0%	3.47		4.49		-22.7%
Depreciation, depletion, amortization and accretion	19.49		18.18		7.2%	19.42		18.58		4.5%

Capital expenditures	$1,476,114		$6,924,273			$2,032,047		$12,103,886

Oil, natural gas and NGL revenues

For the three months ended June 30, 2025, revenues from oil, natural gas and NGL sales were $16.5 million. Revenues for the sale of crude oil were $13.7 million, which resulted in a realized price of $61.90 per barrel. Revenues for the sale of natural gas were $1.0 million, which resulted in a realized price of $2.16 per Mcf. Revenues for the sale of NGLs were $1.8 million, which resulted in a realized price of $25.66 per BOE of sold production. For the three months ended June 30, 2024, revenues from oil, natural gas and NGL sales were $17.0 million. Revenues for the sale of crude oil were $15.1 million, which resulted in a realized price of $79.96 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.09 per Mcf. Revenues for the sale of NGLs were $1.6 million, which resulted in a realized price of $29.39 per BOE of sold production.

For the six months ended June 30, 2025, revenues from oil, natural gas and NGL sales were $37.4 million. Revenues for the sale of crude oil were $30.6 million, which resulted in a realized price of $65.93 per barrel. Revenues for the sale of natural gas were $2.7 million, which resulted in a realized price of $3.05 per Mcf. Revenues for the sale of NGLs were $4.1 million, which resulted in a realized price of $30.93 per BOE of sold production. For the six months ended June 30, 2024, revenues from oil, natural gas and NGL sales were $35.4 million. Revenues for the sale of crude oil were $30.6 million, which resulted in a realized price of $77.68 per barrel. Revenues for the sale of natural gas were $1.2 million, which resulted in a realized price of $1.74 per Mcf. Revenues for the sale of NGLs were $3.6 million, which resulted in a realized price of $33.29 per BOE of sold production.

Compared to the three and six months ended June 30, 2024, the Partnership’s sold production volumes for the three and six months ended June 30, 2025 increased substantially due to the completion of 15 new wells during the summer of 2024. Sold production for the Sanish Field Assets was approximately 4,100 BOE per day for the three and six months ended June 30, 2025. Adverse weather conditions in North Dakota during a multi-day stretch in mid-January 2024 led to suspended production throughout the Bakken, and many of these suspended wells did not return to production during the first half of 2024. As a result, sold production was approximately 3,300 BOE per day and 3,400 BOE per day for the three and six months ended June 30, 2024, respectively.

The Partnership’s sold production volumes helped offset the impact of lower oil market prices during the three and six months ended June 30, 2025. However, supply constraints and heightened demand due to cold winter temperatures led to higher natural gas prices during the first quarter of 2025, contributing to higher Partnership natural gas revenue for the first half of 2025 compared to the first half of 2024.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential for the second quarter of 2025 held flat compared to the first quarter of 2025 (approximately $2 per barrel of oil), but increased by approximately $0.60 in comparison to the first half of 2024. Higher oil differentials reduce the Partnership’s realized oil sales prices.

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

For the three months ended June 30, 2025 and 2024, production expenses were $6.1 million and $5.0 million, respectively, and production expenses per BOE of sold production were $16.44 and $16.66, respectively. For the six months ended June 30, 2025 and 2024, production expenses were $12.0 million and $10.1 million, respectively, and production expenses per BOE of sold production were $16.15 and $16.41, respectively. Increased sold production volumes for natural gas and NGLs contributed to higher gathering and processing expenses during the first half of 2025, but the decrease in production expenses per BOE from 2024 to 2025 is primarily due to higher sold production volumes, which increases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2025 and 2024 were $1.1 million (7% of revenue) and $1.4 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2025 and 2024 were $2.6 million (7% of revenue) and $2.8 million (8% of revenue), respectively. Oil production comprised approximately 60% of the Partnership’s sold production volumes for the quarter ended June 30, 2025, compared to 63% for the quarter ended June 30, 2024.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended June 30, 2025 and 2024 were $0.3 million and $0.2 million, respectively. General and administrative expenses for the six months ended June 30, 2025 and 2024 were $0.8 million and $0.7 million, respectively. Higher legal and professional fees have contributed to the increase in general and administrative expenses in 2025.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended June 30, 2025 and 2024 was $7.2 million and $5.4 million, and DD&A per BOE of sold production was $19.49 and $18.18, respectively. DD&A for the six months ended June 30, 2025 and 2024 was $14.4 million and $11.5 million, and DD&A per BOE of sold production was $19.42 and $18.58, respectively. The increase in DD&A expense per BOE of production in the first half of 2025 is primarily due to the decrease of the Partnership’s estimated proved reserves during the most recent reserves analyses (as of December 31, 2024 and June 30, 2025) resulting from changes in the future drill schedule and well production performance and forecasts.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2025 and 2024 was $28,000 in both periods. Interest expense, net, for the six months ended June 30, 2025 and 2024 was $95,000 and $78,000, respectively. The Partnership had little to no outstanding balance on its BF Credit Facility during the first six months of 2024 and 2025, so the expense recorded during these three- and six-month periods primarily represented the amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income	$1,858,829	$5,009,717	$7,440,756	$10,280,353
Interest expense, net	27,735	27,735	95,158	78,227
Depreciation, depletion, amortization and accretion	7,194,457	5,413,886	14,447,032	11,459,480
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$9,081,021	$10,451,338	$21,982,946	$21,818,060

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $5.9 million in cash on hand and $20 million in availability under the BF Credit Facility at June 30, 2025. The Partnership generated approximately $26.8 million and $53.7 million in cash flow from operating activities for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.

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

Distributions

For the three and six months ended June 30, 2025, the Partnership paid distributions of $0.35 per common unit and $0.70 per common unit, or $6.6 million and $13.3 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of June 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of June 30, 2025, was paid on July 3, 2025 to the common unit holders on record as of June 30, 2025.

For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.35 per common unit and $0.75 per common unit, or $6.6 million and $14.2 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million, at June 30, 2025.

Oil and Natural Gas Properties

The Partnership incurred approximately $2.0 million and $12.1 million in capital expenditures for the six months ended June 30, 2025 and 2024, respectively. During the second and third quarters of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership’s proportionate share of the related capital expenditures was approximately $27 million.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In July 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In July 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of July 2025. The distribution of approximately $2.1 million was paid on August 5, 2025 to common unit holders on record as of July 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: August 13, 2025