Form 10-Q
period 2025-09-30
Energy 11, L.P.
filed 2025-11-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and cash equivalents	$5,922,389	$227,859
Accounts receivable	7,559,853	13,152,609
Other current assets, net	161,594	155,581
Total Current Assets	13,643,836	13,536,049

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $196,640,479 and $175,017,198, respectively	321,652,713	340,222,534
Other assets	-	10,064
Total Assets	$335,296,549	$353,768,647

Liabilities
Accounts payable and accrued expenses	$5,685,975	$7,731,188
Total Current Liabilities	5,685,975	7,731,188

Revolving credit facility	-	5,000,000
Asset retirement obligations	2,204,423	2,195,629
Total Liabilities	7,890,398	14,926,817

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	327,407,878	338,843,557
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	327,406,151	338,841,830

Total Liabilities and Partners’ Equity	$335,296,549	$353,768,647

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues
Oil	$12,908,227	$22,406,998	$43,522,900	$53,029,563
Natural gas	830,190	505,561	3,511,892	1,716,501
Natural gas liquids	2,058,730	2,420,368	6,165,698	5,974,799
Total revenue	15,797,147	25,332,927	53,200,490	60,720,863

Operating costs and expenses
Production expenses	6,196,246	5,743,883	18,210,343	15,862,490
Production taxes	1,103,811	2,071,571	3,682,360	4,838,498
General and administrative expenses	237,769	230,058	1,065,520	914,400
Depreciation, depletion, amortization and accretion	7,185,043	8,526,435	21,632,075	19,985,915
Total operating costs and expenses	14,722,869	16,571,947	44,590,298	41,601,303

Operating income	1,074,278	8,760,980	8,610,192	19,119,560

Interest expense, net	(28,565)	(43,456)	(123,723)	(121,683)
Total interest expense, net	(28,565)	(43,456)	(123,723)	(121,683)

Net income	$1,045,713	$8,717,524	$8,486,469	$18,997,877

Basic and diluted net income per common unit	$0.06	$0.46	$0.45	$1.00

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2023	18,973,474	$339,990,998	62,500	$-	$(1,727)	$339,989,271
Distributions declared to common units ($0.40 per unit)	-	(7,589,390)	-	-	-	(7,589,390)
State tax withholding payments made on behalf of limited partners	-	(1,221,768)	-	-	-	(1,221,768)
Reversal of estimated state tax withholding for limited partners	-	1,315,000	-	-	-	1,315,000
Net income - three months ended March 31, 2024	-	5,270,636	-	-	-	5,270,636
Balances - March 31, 2024	18,973,474	337,765,476	62,500	-	(1,727)	337,763,749
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended June 30, 2024	-	5,009,717	-	-	-	5,009,717
Balances - June 30, 2024	18,973,474	336,134,477	62,500	-	(1,727)	336,132,750
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2024	-	8,717,524	-	-	-	8,717,524
Balances - September 30, 2024	18,973,474	$338,211,285	62,500	$-	$(1,727)	$338,209,558

Balances - December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2025	-	5,581,927	-	-	-	5,581,927
Balances - March 31, 2025	18,973,474	337,784,768	62,500	-	(1,727)	337,783,041
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
State tax withholding payments made on behalf of limited partners	-	(400,000)	-	-	-	(400,000)
Reversal of estimated state tax withholding for limited partners	-	400,000	-	-	-	400,000
Net income - three months ended June 30, 2025	-	1,858,829	-	-	-	1,858,829
Balances - June 30, 2025	18,973,474	333,002,881	62,500	-	(1,727)	333,001,154
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2025	-	1,045,713	-	-	-	1,045,713
Balances - September 30, 2025	18,973,474	$327,407,878	62,500	$-	$(1,727)	$327,406,151

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flow from operating activities:
Net income	$8,486,469	$18,997,877

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	21,632,075	19,985,915
Non-cash expenses, net	-	58,879

Changes in operating assets and liabilities:
Accounts receivable	5,592,757	(4,914,318)
Other assets	4,051	(39,149)
Accounts payable and accrued expenses	121,154	(1,404,223)

Net cash flow provided by operating activities	35,836,506	32,684,981

Cash flow from investing activities:
Additions to oil and natural gas properties	(4,819,828)	(13,833,990)

Net cash flow used in investing activities	(4,819,828)	(13,833,990)

Cash flow from financing activities:
Cash paid for loan costs	-	(120,771)
Proceeds on BancFirst revolving credit facility	-	1,300,000
Payments on BancFirst revolving credit facility	(5,000,000)	-
Payments for state withholding taxes on behalf of limited partners	(400,000)	-
Distributions paid to limited partners	(19,922,148)	(20,870,822)

Net cash flow used in financing activities	(25,322,148)	(19,691,593)

Increase (decrease) in cash and cash equivalents	5,694,530	(840,602)
Cash and cash equivalents, beginning of period	227,859	1,209,813

Cash and cash equivalents, end of period	$5,922,389	$369,211

Interest paid	$98,096	$19,139

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$125,133	$1,157,357

See notes to consolidated financial statements.

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2025

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

As of  September 30, 2025, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2024 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended September 30, 2025, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At September 30, 2025 and December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all the business activities of the Partnership.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2025. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

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

Note 3. Oil and Natural Gas Investments

The Partnership incurred approximately $3.1 million in capital drilling and completion costs for the nine-month period ending September 30, 2025. During the summer of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership incurred and paid its proportionate share of the related capital expenditures of approximately $28.0 million through the third quarter of 2025.

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells has totaled approximately $148.0 million.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of September 30, 2025.

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at September 30, 2025. At December 31, 2024, the outstanding balance on the BF Credit Facility was approximately $5.0 million, and the interest rate was 8.00%. At  December 31, 2024, the outstanding balance on the BF Credit Facility approximated the fair market value of the BF Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2025	2024
Balance at January 1	$2,195,629	$2,060,520
Well additions	-	20,607
Accretion	138,006	84,904
Revisions	(129,212)	-
Balance at September 30	$2,204,423	$2,166,031

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

For the three and nine months ended September 30, 2025, the Partnership paid distributions of $0.35 per common unit and $1.05 per common unit, or $6.6 million and $19.9 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2025, was paid on October 3, 2025 to the common unit holders on record as of  September 30, 2025.

For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.35 per common unit and $1.10 per common unit, or $6.6 million and $20.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million, at September 30, 2025.

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

For the three and nine months ended September 30, 2025, approximately $78,000 and $245,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2025, approximately $78,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2024, approximately $74,000 and $248,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Note 8. Subsequent Events

In October 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2025. The distribution of approximately $2.1 million was paid on November 5, 2025 to common unit holders on record as of October 31, 2025.

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

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells totaled approximately $148.0 million. The Partnership has incurred approximately $2.0 million in capital expenditures through the nine months ended September 30, 2025.

As a result of its acquisitions and completed drilling during the period of ownership, as of September 30, 2025, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. Oil prices declined through the first and second quarters of 2025, with oil prices closing at $57.13 per barrel on May 5, 2025 (the lowest level since the first quarter of 2021). Oil prices recovered in June and July 2025, but fell through the remainder of the third quarter and into the fourth quarter of 2025. Factors negatively impacting oil prices in 2025 include (i) confusion and uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC to increase its production quotas starting in May 2025, with the expectation increases will continue through year-end; and (iii) global economic growth projections and the impact on global oil consumption.

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

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024	2025	2024
Average market closing prices (1)
Oil (per Bbl)	$64.91	$75.27	-13.8%	$66.71	$77.61	-14.0%
Natural gas (per Mcf)	$3.03	$2.11	43.6%	$3.45	$2.11	63.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$15,797,147	100.0%	$25,332,927	100.0%	-37.6%	$53,200,490	100.0%	$60,720,863	100.0%	-12.4%
Production expenses	6,196,246	39.2%	5,743,883	22.7%	7.9%	18,210,343	34.2%	15,862,490	26.1%	14.8%
Production taxes	1,103,811	7.0%	2,071,571	8.2%	-46.7%	3,682,360	6.9%	4,838,498	8.0%	-23.9%
Depreciation, depletion, amortization and accretion	7,185,043	45.5%	8,526,435	33.7%	-15.7%	21,632,075	40.7%	19,985,915	32.9%	8.2%
General and administrative expenses	237,769	1.5%	230,058	0.9%	3.4%	1,065,520	2.0%	914,400	1.5%	16.5%

Production (BOE):
Oil	200,373		303,235		-33.9%	664,732		697,455		-4.7%
Natural gas	75,872		60,693		25.0%	222,541		176,495		26.1%
Natural gas liquids	78,269		74,840		4.6%	211,031		181,602		16.2%
Total	354,514		438,768		-19.2%	1,098,304		1,055,552		4.1%

Average sales price per unit:
Oil (per Bbl)	$64.42		$73.89		-12.8%	$65.47		$76.03		-13.9%
Natural gas (per Mcf)	1.82		1.39		30.9%	2.63		1.62		62.3%
Natural gas liquids (per Bbl)	26.30		32.34		-18.7%	29.22		32.90		-11.2%
Combined (per BOE)	44.56		57.74		-22.8%	48.44		57.53		-15.8%

Average unit cost per BOE:
Production expenses	17.48		13.09		33.5%	16.58		15.03		10.3%
Production taxes	3.11		4.72		-34.1%	3.35		4.58		-26.9%
Depreciation, depletion, amortization and accretion	20.27		19.43		4.3%	19.70		18.93		4.1%

Capital expenditures	$1,021,413		$11,111,409			$3,053,460		$23,215,294

Oil, natural gas and NGL revenues

For the three months ended September 30, 2025, revenues from oil, natural gas and NGL sales were $15.8 million. Revenues for the sale of crude oil were $12.9 million, which resulted in a realized price of $64.42 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $1.82 per Mcf. Revenues for the sale of NGLs were $2.1 million, which resulted in a realized price of $26.30 per BOE of sold production. For the three months ended September 30, 2024, revenues from oil, natural gas and NGL sales were $25.3 million. Revenues for the sale of crude oil were $22.4 million, which resulted in a realized price of $73.89 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.39 per Mcf. Revenues for the sale of NGLs were $2.4 million, which resulted in a realized price of $32.34 per BOE of sold production.

For the nine months ended September 30, 2025, revenues from oil, natural gas and NGL sales were $53.2 million. Revenues for the sale of crude oil were $43.5 million, which resulted in a realized price of $65.47 per barrel. Revenues for the sale of natural gas were $3.5 million, which resulted in a realized price of $2.63 per Mcf. Revenues for the sale of NGLs were $6.2 million, which resulted in a realized price of $29.22 per BOE of sold production. For the nine months ended September 30, 2024, revenues from oil, natural gas and NGL sales were $60.7 million. Revenues for the sale of crude oil were $53.0 million, which resulted in a realized price of $76.03 per barrel. Revenues for the sale of natural gas were $1.7 million, which resulted in a realized price of $1.62 per Mcf. Revenues for the sale of NGLs were $6.0 million, which resulted in a realized price of $32.90 per BOE of sold production.

The Partnership’s sold production volumes of approximately 3,900 BOE per day for the three months ended September 30, 2025 was a substantial decrease compared to the three months ended September 30, 2024, primarily due to the Partnership's primary operator completing 15 new wells during the summer of 2024. The wells completed in summer of 2024 boosted daily production for the three months ended September 30, 2024 to 4,800 BOE per day. New wells often have high levels of production immediately following completion, then decline to more consistent levels. Sold production for the Sanish Field Assets was 4,000 BOE per day for the nine months ended September 30, 2025. Adverse weather conditions in North Dakota during a multi-day stretch in mid-January 2024 led to suspended production throughout the Bakken, which offset the higher production volumes from the new wells in the third quarter of 2024; sold production was approximately 3,900 BOE per day for the nine months ended September 30, 2024.

The downward pressure on oil market prices during 2025 has continued to negatively impact the Partnership's revenues compared to the three and nine months ended September 30, 2024. On the other hand, supply constraints and heightened demand have led to higher natural gas prices during the three and nine months ended September 30, 2025, contributing to higher Partnership natural gas revenue in 2025 compared to 2024.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has improved throughout 2025, as the differentials for the three and nine months ended September 30, 2025 were approximately $0.50 per barrel and $0.25 per barrel lower compared to the three and nine months ended September 30, 2024. Lower oil differentials increase the Partnership’s realized oil sales prices.

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

For the three months ended September 30, 2025 and 2024, production expenses were $6.2 million and $5.7 million, respectively, and production expenses per BOE of sold production were $17.48 and $13.09, respectively. For the nine months ended September 30, 2025 and 2024, production expenses were $18.2 million and $15.9 million, respectively, and production expenses per BOE of sold production were $16.58 and $15.03, respectively. Production expenses per BOE of sold production have increased in 2025 as a result of (i) increased sold production volumes for natural gas and NGLs contributing to higher gathering and processing expenses; (ii) increased LOE and workover activity to service and maintain well productivity; and (iii) lower sold production volumes (specifically in the third quarter of 2025 compared to third quarter of 2024), which decreases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2025 and 2024 were $1.1 million (7.0% of revenue) and $2.1 million (8.2% of revenue), respectively. Production taxes for the nine months ended September 30, 2025 and 2024 were $3.7 million (6.9% of revenue) and $4.8 million (8.0% of revenue), respectively. Oil production comprised approximately 57% and 61% of the Partnership’s sold production volumes for the three and nine months ended September 30, 2025, compared to 69% and 66% for the three and nine months ended September 30, 2024.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended September 30, 2025 and 2024 were $0.2 million in both periods. General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $1.1 million and $0.9 million, respectively. Higher legal and professional fees have contributed to the increase in general and administrative expenses in 2025.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2025 and 2024 was $7.2 million and $8.5 million, and DD&A per BOE of sold production was $20.27 and $19.43, respectively. DD&A for the nine months ended September 30, 2025 and 2024 was $21.6 million and $20.0 million, and DD&A per BOE of sold production was $19.70 and $18.93, respectively. The increase in DD&A expense per BOE of production in 2025 is primarily due to the decrease of the Partnership’s estimated proved reserves during the most recent reserves analyses (as of December 31, 2024 and June 30, 2025) resulting from changes in the future drill schedule and well production performance and forecasts.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2025 and 2024 was $29,000 and $43,000, respectively. Interest expense, net, for the nine months ended September 30, 2025 and 2024 was $124,000 and $122,000, respectively. The Partnership had little to no outstanding balance on its BF Credit Facility during the first nine months of 2024 and 2025, so the expense recorded during these three-and nine-month periods primarily represented the amortization of capitalized loan costs and non-use fees under the BF Loan Agreement.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income	$1,045,713	$8,717,524	$8,486,469	$18,997,877
Interest expense, net	28,565	43,456	123,723	121,683
Depreciation, depletion, amortization and accretion	7,185,043	8,526,435	21,632,075	19,985,915
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$8,259,321	$17,287,415	$30,242,267	$39,105,475

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $5.9 million in cash on hand and $20 million in availability under the BF Credit Facility at September 30, 2025. The Partnership generated approximately $35.8 million and $53.7 million in cash flow from operating activities for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

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

Distributions

For the three and nine months ended September 30, 2025, the Partnership paid distributions of $0.35 per common unit and $1.05 per common unit, or $6.6 million and $19.9 million, respectively. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of September 2025. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of September 30, 2025, was paid on October 3, 2025 to the common unit holders on record as of September 30, 2025.

For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.35 per common unit and $1.10 per common unit, or $6.6 million and $20.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.239365 per common unit, or approximately $42 million, at September 30, 2025.

Oil and Natural Gas Properties

The Partnership incurred approximately $3.1 million million and $23.2 million in capital expenditures for the nine months ended September 30, 2025 and 2024, respectively. During the second and third quarters of 2024, Chord substantially completed the drilling of 15 new wells, in which the Partnership had an average approximate non-operated working interest of 18%. The Partnership’s proportionate share of the related capital expenditures was approximately $28.0 million.

The Partnership anticipates that it may be obligated to invest at least an additional $100 million from 2026 through 2030 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2025, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In October 2025, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2025. The distribution of approximately $2.1 million was paid on November 5, 2025 to common unit holders on record as of October 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: November 13, 2025