Form 10-Q
period 2026-03-31
Energy 11, L.P.
filed 2026-05-12
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Cash and cash equivalents	$6,507,183	$6,897,207
Accounts receivable	8,274,890	6,216,739
Other current assets, net	45,478	101,020
Total Current Assets	14,827,551	13,214,966

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $208,685,451 and $203,009,147, respectively	310,203,652	315,539,034
Total Assets	$325,031,203	$328,754,000

Liabilities
Accounts payable and accrued expenses	$5,831,281	$6,021,436
Total Current Liabilities	5,831,281	6,021,436

Asset retirement obligations	2,265,252	2,234,607
Total Liabilities	8,096,533	8,256,043

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	316,936,397	320,499,684
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	316,934,670	320,497,957

Total Liabilities and Partners’ Equity	$325,031,203	$328,754,000

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues
Oil	$11,491,076	$16,882,515
Natural gas	1,900,831	1,691,870
Natural gas liquids	1,361,293	2,285,546
Total revenue	14,753,200	20,859,931

Operating costs and expenses
Production expenses	4,588,143	5,944,773
Production taxes	945,875	1,490,550
General and administrative expenses	386,410	522,683
Depreciation, depletion, amortization and accretion	5,706,948	7,252,575
Total operating costs and expenses	11,627,376	15,210,581

Operating income	3,125,824	5,649,350

Interest expense, net	(48,395)	(67,423)
Total interest expense, net	(48,395)	(67,423)

Net income	$3,077,429	$5,581,927

Basic and diluted net income per common unit	$0.16	$0.29

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2025	-	5,581,927	-	-	-	5,581,927
Balances - March 31, 2025	18,973,474	$337,784,768	62,500	$-	$(1,727)	$337,783,041

Balances - December 31, 2025	18,973,474	$320,499,684	62,500	$-	$(1,727)	$320,497,957
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2026	-	3,077,429	-	-	-	3,077,429
Balances - March 31, 2026	18,973,474	$316,936,397	62,500	$-	$(1,727)	$316,934,670

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Cash flow from operating activities:
Net income	$3,077,429	$5,581,927

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	5,706,948	7,252,575

Changes in operating assets and liabilities:
Accounts receivable	(2,058,151)	2,435,375
Other assets	55,542	62,694
Accounts payable and accrued expenses	(328,634)	752,246

Net cash flow provided by operating activities	6,453,134	16,084,817

Cash flow from investing activities:
Additions to oil and natural gas properties	(202,442)	(1,051,502)

Net cash flow used in investing activities	(202,442)	(1,051,502)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	-	(5,000,000)
Distributions paid to limited partners	(6,640,716)	(6,640,716)

Net cash flow used in financing activities	(6,640,716)	(11,640,716)

Increase (decrease) in cash and cash equivalents	(390,024)	3,392,599
Cash and cash equivalents, beginning of period	6,897,207	227,859

Cash and cash equivalents, end of period	$6,507,183	$3,620,458

Interest paid	$12,778	$74,242

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$194,671	$1,395,932

See notes to consolidated financial statements.

Energy 11, L.P.

Notes to Consolidated Financial Statements

March 31, 2026

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

As of  March 31, 2026, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its 2025 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended March 31, 2026, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2026 and December 31, 2025, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership made payments of (i) approximately $243,000 (approximately $0.013 per common unit) in May 2023 for tax year 2021; (ii) approximately $353,000 (approximately $0.019 per common unit) in April 2024 for tax year 2022; (iii) approximately $869,000 (approximately $0.046 per common unit) in April 2024 for tax year 2023; (iv) approximately $400,000 (approximately $0.021 per common unit) in April 2025 for tax year 2024; and (v) approximately $675,000 (approximately $0.036 per common unit) in April 2026 for tax year 2025.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2026. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

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

Note 3. Oil and Natural Gas Investments

The Partnership incurred approximately $0.3 million in capital drilling and completion costs for the three-month period ending March 31, 2026. The Partnership has drilled and completed 101 new wells since the beginning of 2018, with the Partnership’s estimated share of capital expenditures for the drilling and completion of those 101 wells totaling approximately $148.0 million.

Note 4. Debt

On May 13, 2021, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“BF Loan Agreement”) with BancFirst, as administrative agent for the lenders (the “Lender”), which provided for a revolving credit facility (“BF Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $60 million, subject to borrowing base restrictions. On  February 27, 2024, the Partnership and its Lender entered into an amendment (“Fifth Amendment”) to the BF Loan Agreement, effective  March 1, 2024, that renewed and extended the BF Credit Facility for two additional years to  March 1, 2026. Under the terms and conditions of the Fifth Amendment, the Partnership paid a loan fee to the Lender of $100,000, and the borrowing base of the BF Credit Facility was $20 million. Total loan costs associated with the Fifth Amendment, which totaled approximately $121,000, were capitalized and amortized through March 1, 2026.

In  February 2026, the Partnership and its Lender entered in an amendment ("Seventh Amendment") to the BF Loan Agreement, effective  March 1, 2026 ("Effective Date"), that renewed and extended the BF Credit Facility for one additional year to  March 1, 2027. In addition to the maturity date extension, other key terms of the Seventh Amendment included (i) the Partnership voluntarily electing to reduce its borrowing base to $10 million (as of the Effective Date); (ii) the incremental borrowing fee decreased from 50 basis points to 25 basis points; and (iii) the Partnership paying a renewal fee to the Lender of $25,000.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of March 31, 2026. The hedge transactions discussed in Note 6. Risk Management were made at the discretion of the Partnership.

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at March 31, 2026 and December 31, 2025.

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

	2026	2025
Balance at January 1	$2,234,607	$2,195,629
Well additions	-	-
Accretion	30,645	30,049
Revisions	-	-
Balance at March 31	$2,265,252	$2,225,678

Note 6. Risk Management

Participation in the oil and natural gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Therefore, the Partnership periodically utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. In March 2026, the Partnership entered into costless collar derivative contracts to mitigate the commodity price risk for a portion of the Partnership's expected oil production for the period from April 2026 to December 2026. The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars into which it entered, and the contracts will be settled monthly.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)
04/2026 - 12/2026	NYMEX	Oil (bbls)	198,000	75.00 / 98.00

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

For the three months ended March 31, 2026, the Partnership paid distributions of $0.35 per common unit, or $6.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2026. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2026, was paid on April 3, 2026 to the common unit holders on record as of  March 31, 2026.

For the three months ended March 31, 2025, the Partnership paid distributions of $0.35 per common unit, or $6.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.203789 per common unit, or approximately $42 million, at March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, approximately $87,000 and $89,000 general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2026, approximately $87,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets.

Note 9. Subsequent Events

In April 2026, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2026, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $675,000 for estimated withholding taxes for tax year 2025. This payment reduced the unpaid Payout Accrual by $0.035576 per common unit. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.203789 per common unit, or approximately $42 million.

In April 2026, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2026. The distribution of approximately $2.1 million was paid on May 5, 2026 to common unit holders on record as of April 30, 2026.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells totaled approximately $148.0 million. The Partnership has incurred approximately $0.3 million in capital expenditures through the three months ended March 31, 2026.

As a result of its acquisitions and completed drilling during the period of ownership, as of March 31, 2026, the Partnership owned an approximate 24% non-operated working interest in 309 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. While full-year 2025 oil prices averaged in the mid $60s per barrel, market prices trended downward throughout the year. Oil prices closed in mid-December 2025 at approximately $55 per barrel, the lowest level since the first quarter of 2021. Oil prices began 2026 near $60 per barrel, with modest increases through February. In late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets and contributed to rapid increases to market oil prices. Average market prices for oil were over $90 per barrel in March 2026, with closing prices exceeding $100 per barrel on March 30, 2026 for the first time since July 2022. Concerns over disruptions to oil production and shipping routes in the region are anticipated to contribute to market price volatility for an undeterminable period of time.

Natural gas prices also experienced a seasonal increase during the first quarter of 2026. Specifically, bitter cold temperatures persisted throughout the United States in January 2026, contributing to monthly average market prices exceeding $7.50 per MMBtu.

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

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Percent
	2026	2025	Change
Average market closing prices (1)
Oil (per Bbl)	$71.80	$71.53	0.4%
Natural gas (per Mcf)	$4.71	$4.14	13.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenues	$14,753,200	100.0%	$20,859,931	100.0%	-29.3%
Production expenses	4,588,143	31.1%	5,944,773	28.5%	-22.8%
Production taxes	945,875	6.4%	1,490,550	7.1%	-36.5%
Depreciation, depletion, amortization and accretion	5,706,948	38.7%	7,252,575	34.8%	-21.3%
General and administrative expenses	386,410	2.6%	522,683	2.5%	-26.1%

Production (BOE):
Oil	162,283		242,530		-33.1%
Natural gas	63,755		70,267		-9.3%
Natural gas liquids	49,630		61,767		-19.6%
Total	275,668		374,564		-26.4%

Average sales price per unit:
Oil (per Bbl)	$70.81		$69.61		1.7%
Natural gas (per Mcf)	4.97		4.01		23.9%
Natural gas liquids (per Bbl)	27.43		37.00		-25.9%
Combined (per BOE)	53.52		55.69		-3.9%

Average unit cost per BOE:
Production expenses	16.64		15.87		4.9%
Production taxes	3.43		3.98		-13.8%
Depreciation, depletion, amortization and accretion	20.70		19.36		6.9%

Capital expenditures	$340,921		$555,933

Oil, natural gas and NGL revenues

For the three months ended March 31, 2026, revenues from oil, natural gas and NGL sales were $14.8 million. Revenues for the sale of crude oil were $11.5 million, which resulted in a realized price of $70.81 per barrel. Revenues for the sale of natural gas were $1.9 million, which resulted in a realized price of $4.97 per Mcf. Revenues for the sale of NGLs were $1.4 million, which resulted in a realized price of $27.43 per BOE of sold production. For the three months ended March 31, 2025, revenues from oil, natural gas and NGL sales were $20.9 million. Revenues for the sale of crude oil were $16.9 million, which resulted in a realized price of $69.61 per barrel. Revenues for the sale of natural gas were $1.7 million, which resulted in a realized price of $4.01 per Mcf. Revenues for the sale of NGLs were $2.3 million, which resulted in a realized price of $37.00 per BOE of sold production.

The Partnership’s sold production volumes of approximately 3,100 BOE per day for the three months ended March 31, 2026 was a substantial decrease compared to the three months ended March 31, 2025, primarily due to the natural production decline of aging wells. The Partnership's primary operator completed 15 new wells during the summer of 2024, which contributed to higher daily production for the three months ended March 31, 2025 of 4,200 BOE per day. New wells often have high levels of production immediately following completion, then decline to more consistent levels.

As noted above, the escalation of the conflict among the United States, Israel and Iran directly contributed to rapid market prices for oil in March 2026; which increased the Partnership's realized oil sales price to over $90 per barrel for the month. Market oil prices have remained elevated into the second quarter, which will continue to help offset the natural decline in well production. Seasonality and heightened winter demand led to higher natural gas prices during the three months ended March 31, 2026, leading to higher Partnership natural gas revenue in the first quarter of 2026 compared to the same quarter of 2025.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has improved since the first quarter of 2025, as the differential for the three months ended March 31, 2026 was approximately $1.00 per barrel lower compared to the first quarter of 2025 and $0.50 per barrel lower than the fourth quarter of 2025. Lower oil differentials increase the Partnership’s realized oil sales prices.

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

For the three months ended March 31, 2026 and 2025, production expenses were $4.6 million and $5.9 million, respectively, and production expenses per BOE of sold production were $16.64 and $15.87, respectively. Production expenses per BOE of sold production have increased in 2026 primarily as a result of lower sold production volumes, which decreases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2026 and 2025 were $0.9 million (6.4% of revenue) and $1.5 million (7.1% of revenue), respectively. Oil production comprised approximately 59% of the Partnership’s sold production volumes for the three months ended March 31, 2026, compared to 65% for the three months ended March 31, 2025.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees. General and administrative expenses for the three months ended March 31, 2026 and 2025 were $0.4 million and $0.5 million, respectively. Reduced legal and professional fees resulted in lower general and administrative expenses in 2026.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended March 31, 2026 and 2025 was $5.7 million and $7.3 million, and DD&A per BOE of sold production was $20.70 and $19.36, respectively. The increase in DD&A expense per BOE of production in 2026 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analysis (as of December 31, 2025) resulting from well production performance and future forecasts.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2026 and 2025 was $48,000 and $67,000, respectively. The Partnership had no outstanding balance on the BF Credit Facility during the first quarter of 2026, so the expense recorded primarily represents expensed loan costs and non-use fees under the BF Loan Agreement.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income	$3,077,429	$5,581,927
Interest expense, net	48,395	67,423
Depreciation, depletion, amortization and accretion	5,706,948	7,252,575
Exploration expenses	-	-
Adjusted EBITDAX	$8,832,772	$12,901,925

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $6.5 million in cash on hand and $10 million in availability under the BF Credit Facility at March 31, 2026. The Partnership generated approximately $6.5 million and $43.7 million in cash flow from operating activities for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

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

Distributions

For the three months ended March 31, 2026, the Partnership paid distributions of $0.35 per common unit, or $6.6 million. In addition, the Partnership declared a monthly cash distribution to its holders of common units of $0.12 per common unit for the month of March 2026. The declared distribution of approximately $2.3 million, which is included in Accounts payable and accrued expenses on the Partnership’s balance sheet as of March 31, 2026, was paid on April 3, 2026 to the common unit holders on record as of March 31, 2026.

For the three months ended March 31, 2025, the Partnership paid distributions of $0.35 per common unit, or $6.6 million.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs. The unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.203789 per common unit, or approximately $42 million, at March 31, 2026.

Oil and Natural Gas Properties

The Partnership incurred approximately $0.3 million and $0.6 million in capital expenditures for the three months ended March 31, 2026 and 2025, respectively.

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In April 2026, the Partnership paid approximately $2.3 million, or $0.12 per outstanding common unit, in distributions to its holders of common units.

In April 2026, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $675,000 for estimated withholding taxes for tax year 2025. This payment reduced the unpaid Payout Accrual by $0.035576 per common unit. As of the filing date of this Form 10-Q, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $2.203789 per common unit, or approximately $42 million.

In April 2026, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of April 2026. The distribution of approximately $2.1 million was paid on May 5, 2026 to common unit holders on record as of April 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Seventh Amendment to Credit Agreement dated effective as of March 1, 2026 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on February 25, 2026)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: May 12, 2026