Form 10-Q
period 2026-09-30
Energy 11, L.P.
filed 2026-11-13
CIK 1581552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the Partnership had 18,973,474 common units outstanding.

Energy 11, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy 11, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Cash and cash equivalents	$7,842,845	$6,897,207
Accounts receivable	7,499,187	6,216,739
Other current assets, net	128,401	101,020
Total Current Assets	15,470,433	13,214,966

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $219,114,781 and $203,009,147, respectively	301,355,145	315,539,034
Total Assets	$316,825,578	$328,754,000

Liabilities
Accounts payable and accrued expenses	$7,653,761	$6,021,436
Derivative liability	57,814	-
Total Current Liabilities	7,711,575	6,021,436

Asset retirement obligations	2,313,057	2,234,607
Total Liabilities	10,024,632	8,256,043

Partners’ Equity
Limited partners' interest (18,973,474 common units issued and outstanding, respectively)	306,802,673	320,499,684
General partner's interest	(1,727)	(1,727)
Class B Units (62,500 units issued and outstanding, respectively)	-	-
Total Partners’ Equity	306,800,946	320,497,957

Total Liabilities and Partners’ Equity	$316,825,578	$328,754,000

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues
Oil	$11,433,491	$12,908,227	$36,575,137	$43,522,900
Natural gas	672,836	830,190	3,093,451	3,511,892
Natural gas liquids	1,710,961	2,058,730	5,330,229	6,165,698
Total revenue	13,817,288	15,797,147	44,998,817	53,200,490

Operating costs and expenses
Production expenses	4,655,901	6,196,246	14,013,954	18,210,343
Production taxes	911,301	1,103,811	2,982,707	3,682,360
General and administrative expenses	320,612	237,769	907,756	1,065,520
Depreciation, depletion, amortization and accretion	5,145,015	7,185,043	16,184,083	21,632,075
Total operating costs and expenses	11,032,829	14,722,869	34,088,500	44,590,298

Operating income	2,784,459	1,074,278	10,910,317	8,610,192

Loss on derivatives	(1,138,876)	-	(70,442)	-
Interest expense	(6,389)	(28,565)	(61,104)	(123,723)
Total other expense	(1,145,265)	(28,565)	(131,546)	(123,723)

Net income	$1,639,194	$1,045,713	$10,778,771	$8,486,469

Basic and diluted net income per common unit	$0.09	$0.06	$0.57	$0.45

Weighted average common units outstanding - basic and diluted	18,973,474	18,973,474	18,973,474	18,973,474

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		Class B		General Partner	Total Partners'
	Common Units	Amount	Units	Amount	Amount	Equity
Balances - December 31, 2024	18,973,474	$338,843,557	62,500	$-	$(1,727)	$338,841,830
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2025	-	5,581,927	-	-	-	5,581,927
Balances - March 31, 2025	18,973,474	337,784,768	62,500	-	(1,727)	337,783,041
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
State tax withholding payments made on behalf of limited partners	-	(400,000)	-	-	-	(400,000)
Reversal of estimated state tax withholding for limited partners	-	400,000	-	-	-	400,000
Net income - three months ended June 30, 2025	-	1,858,829	-	-	-	1,858,829
Balances - June 30, 2025	18,973,474	333,002,881	62,500	-	(1,727)	333,001,154
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended September 30, 2025	-	1,045,713	-	-	-	1,045,713
Balances - September 30, 2025	18,973,474	$327,407,878	62,500	$-	$(1,727)	$327,406,151

Balances - December 31, 2025	18,973,474	$320,499,684	62,500	$-	$(1,727)	$320,497,957
Distributions declared to common units ($0.35 per unit)	-	(6,640,716)	-	-	-	(6,640,716)
Net income - three months ended March 31, 2026	-	3,077,429	-	-	-	3,077,429
Balances - March 31, 2026	18,973,474	316,936,397	62,500	-	(1,727)	316,934,670
Distributions declared to common units ($0.47 per unit)	-	(8,917,533)	-	-	-	(8,917,533)
State tax withholding payments made on behalf of limited partners	-	(675,000)	-	-	-	(675,000)
Reversal of estimated state tax withholding for limited partners	-	675,000	-	-	-	675,000
Net income - three months ended June 30, 2026	-	6,062,148	-	-	-	6,062,148
Balances - June 30, 2026	18,973,474	314,081,012	62,500	-	(1,727)	314,079,285
Distributions declared to common units ($0.47 per unit)	-	(8,917,533)	-	-	-	(8,917,533)
Net income - three months ended September 30, 2026	-	1,639,194	-	-	-	1,639,194
Balances - September 30, 2026	18,973,474	$306,802,673	62,500	$-	$(1,727)	$306,800,946

See notes to consolidated financial statements.

Energy 11, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flow from operating activities:
Net income	$10,778,771	$8,486,469

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	16,184,083	21,632,075
Loss on mark-to-market of derivatives, net	57,814	-

Changes in operating assets and liabilities:
Accounts receivable	(1,282,448)	5,592,757
Other assets	(27,381)	4,051
Accounts payable and accrued expenses	(272,119)	121,154

Net cash flow provided by operating activities	25,438,720	35,836,506

Cash flow from investing activities:
Additions to oil and natural gas properties	(1,619,117)	(4,819,828)

Net cash flow used in investing activities	(1,619,117)	(4,819,828)

Cash flow from financing activities:
Payments on BancFirst revolving credit facility	-	(5,000,000)
Payments for state withholding taxes on behalf of limited partners	(675,000)	(400,000)
Distributions paid to limited partners	(22,198,965)	(19,922,148)

Net cash flow used in financing activities	(22,873,965)	(25,322,148)

Increase in cash and cash equivalents	945,638	5,694,530
Cash and cash equivalents, beginning of period	6,897,207	227,859

Cash and cash equivalents, end of period	$7,842,845	$5,922,389

Interest paid	$29,444	$98,096

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$358,821	$125,133

See notes to consolidated financial statements.

Energy 11, L.P.

Notes to Consolidated Financial Statements

September 30, 2026

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

As of  September 30, 2026, the Partnership owned an approximate 24% non-operated working interest in 307 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”) is one of the largest producers in the basin and operates substantially all of the Sanish Field Assets.

The general partner of the Partnership is Energy 11 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended  December 31, 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

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

Accounts Receivable and Concentration of Credit Risk

For the quarter ended September 30, 2026, the Partnership’s oil, natural gas and NGL sales were through two operators. Substantially all the Partnership’s accounts receivable is due from Chord, the largest operator of the Sanish Field Assets (operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At September 30, 2026 and December 31, 2025, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. Chord is the current operator of 99% of the Partnership’s producing properties. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all the business activities of the Partnership.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2026. As a result, basic and diluted outstanding common units were the same. The Class B units and Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Note 3. Oil and Natural Gas Investments

The Partnership incurred approximately $1.9 million in capital expenditures for the nine-month period ending September 30, 2026. The Partnership has drilled and completed 101 new wells since the beginning of 2018, with the Partnership’s estimated share of capital expenditures for the drilling and completion of those 101 wells totaling approximately $148.0 million.

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

In  February 2026, the Partnership and its Lender entered into an amendment ("Seventh Amendment") to the BF Loan Agreement, effective  March 1, 2026 ("Effective Date"), which renewed and extended the BF Credit Facility for one additional year to  March 1, 2027. In addition to the maturity date extension, other key terms of the Seventh Amendment included (i) the Partnership voluntarily electing to reduce its borrowing base to $10 million (as of the Effective Date); (ii) the incremental borrowing fee decreased from 50 basis points to 25 basis points; and (iii) the Partnership paying a renewal fee to the Lender of $25,000. In November 2026, the Partnership and its Lender agreed to renew and extend the BF Credit Facility two additional years to March 1, 2029. See more information in Note 10. Subsequent Events.

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

The BF Loan Agreement requires the Partnership to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. As amended in August 2022, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a BF Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum), as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of September 30, 2026. The hedge transactions discussed in Note 7. Risk Management were made at the discretion of the Partnership.

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

The Partnership was in compliance with its applicable covenants and had no outstanding borrowings on the BF Credit Facility at September 30, 2026 and December 31, 2025.

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

	2026	2025
Balance at January 1	$2,234,607	$2,195,629
Well additions	-	-
Accretion	180,399	138,006
Revisions	(101,949)	(129,212)
Balance at September 30	$2,313,057	$2,204,423

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2026, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026.

	Fair Value Measurements at September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(57,814)	$-
Total	$-	$(57,814)	$-

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above is included in the Partnership’s consolidated balance sheet at September 30, 2026. See additional detail in Note 7. Risk Management.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, reflects these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

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

As of  September 30, 2026, the Partnership’s derivative instruments were in a liability position. The Partnership recognized total liabilities of approximately $58,000, which has been recorded as Derivative liability on the Partnership’s consolidated balance sheet as of September 30, 2026.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Settlement loss on matured derivatives	$-	$(12,628)
Loss on mark-to-market of derivatives	(1,138,876)	(57,814)
Loss on derivatives	$(1,138,876)	$(70,442)

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)
10/2026 - 12/2026	NYMEX	Oil (bbls)	66,000	75.00 / 98.00

The Partnership’s outstanding derivative instruments are covered by International Swaps and Derivatives Association Master Agreements (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involves the risk that the Partnership’s counterparty will be unable to meet the financial terms of such instruments.

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

For the three and nine months ended September 30, 2026, the Partnership paid distributions of $0.47 per common unit and $1.17 per common unit, or $8.9 million and $22.2 million, respectively, inclusive of the special distribution of $0.12 per common unit, or $2.3 million, declared to unitholders in June 2026 and paid in July 2026. In September 2026, the Partnership declared its regularly scheduled cash distribution to its holders of common units of $0.12 per common unit for the month of September 2026. In addition, the General Partner approved a special distribution of $0.12 per common unit to holders that reduces the accumulated unpaid distribution total. In total, these declared distributions of $0.24 per common unit, or approximately $4.6 million, have been included in Accounts payable and accrued expenses on the Partnership’s consolidated balance sheet as of September 30, 2026. The distributions were paid on October 5, 2026 to the common unit holders on record as of  September 30, 2026.

For the three and nine months ended September 30, 2025, the Partnership paid distributions of $0.35 per common unit and $1.05 per common unit, or $6.6 million and $19.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. After the July 6, 2026 and October 5, 2026 payments of the special distributions, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $1.963789 per common unit, or approximately $37.3 million.

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

For the three and nine months ended September 30, 2026, approximately $83,000 and $253,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2026, approximately $83,000 was due to a member of the General Partner; these costs are included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2025, approximately $78,000 and $245,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Note 10. Subsequent Events

In October 2026, the Partnership paid approximately $4.6 million, or $0.24 per outstanding common unit, in distributions to its holders of common units.

In October 2026, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2026. The distribution of approximately $2.1 million was paid on November 4, 2026 to common unit holders on record as of October 31, 2026.

In November 2026, the Partnership and its lender entered into the Eighth Amendment to the BF Loan Agreement that renewed and extended the BF Credit Facility for two additional years to March 1, 2029. The borrowing base of the BF Credit Facility remains $10 million, and the Partnership paid a renewal fee to the Lender of $50,000.

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
●

the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected or the productive life of wells is shorter than expected;

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

The Partnership has drilled and completed 101 new wells since the beginning of 2018; the Partnership’s estimated share of capital expenditures for the drilling and completion of these 101 wells totaled approximately $148.0 million. The Partnership has incurred approximately $1.9 million in capital expenditures through the nine months ended September 30, 2026.

As a result of its acquisitions and completed drilling during the period of ownership, as of September 30, 2026, the Partnership owned an approximate 24% non-operated working interest in 307 producing wells and future development sites in the Sanish field located in Mountrail County, North Dakota (collectively, the “Sanish Field Assets”). Chord Energy Corporation (“Chord”), one of the largest producers in the basin, operates substantially all of the Sanish Field Assets.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. While full-year 2025 WTI oil prices averaged in the mid $60s per barrel, oil prices declined throughout 2025, with the average spot price decreasing from approximately $79 per barrel in January 2025 to approximately $59 per barrel in December 2025. Oil prices increased modestly through February 2026, then in late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets and contributing to rapid increases in market oil prices. Average WTI spot prices increased to approximately $91 per barrel in March 2026 and continued to increase in April and May, averaging at or above $100 per barrel each month. Oil prices subsequently declined in June 2026, and into July 2026, as expectations of a resolution between the United States and Iran contributed to increased shipping traffic through the Strait of Hormuz, which eased concerns of disrupted oil production and trade flows. However, renewed military activity, attacks on oil tankers and key oil infrastructure, and restrictions of Iranian oil exports led to renewed strains on the global oil supply during the third quarter. Average WTI oil prices exceeded $97 per barrel in September 2026 and further increased to $110 per barrel on October 19, 2026.

Natural gas prices experienced a seasonal increase during the first quarter of 2026. Specifically, bitter cold temperatures persisted throughout the United States in January 2026, contributing to monthly average Henry Hub spot prices exceeding $7.50 per MMBtu. Since mid-February 2026, natural gas prices have declined to a more consistent level of approximately $3.00 per MMBtu due to improved weather conditions and the recovery of production and storage levels.

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

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2026	2025	Change	2026	2025	Change
Average market closing prices (1)
Oil (per Bbl)	$87.12	$65.78	32.4%	$85.25	$67.31	26.7%
Natural gas (per Mcf)	$2.87	$3.03	-5.3%	$3.49	$3.45	1.2%

(1)	Based on average NYMEX WTI and Henry Hub daily spot prices reported by the EIA.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and NGLs, (3) production costs per BOE and (4) capital expenditures.

The following table summarizes the results from operations, including production, of the Partnership’s non-operated working interest for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenues	$13,817,288	100.0%	$15,797,147	100.0%	-12.5%	$44,998,817	100.0%	$53,200,490	100.0%	-15.4%
Production expenses	4,655,901	33.7%	6,196,246	39.2%	-24.9%	14,013,954	31.1%	18,210,343	34.2%	-23.0%
Production taxes	911,301	6.6%	1,103,811	7.0%	-17.4%	2,982,707	6.6%	3,682,360	6.9%	-19.0%
Depreciation, depletion, amortization and accretion	5,145,015	37.2%	7,185,043	45.5%	-28.4%	16,184,083	36.0%	21,632,075	40.7%	-25.2%
General and administrative expenses	320,612	2.3%	237,769	1.5%	34.8%	907,756	2.0%	1,065,520	2.0%	-14.8%

Production (BOE):
Oil	132,432		200,373		-33.9%	437,159		664,732		-34.2%
Natural gas	56,941		75,872		-25.0%	182,516		222,541		-18.0%
Natural gas liquids	57,276		78,269		-26.8%	164,095		211,031		-22.2%
Total	246,649		354,514		-30.4%	783,770		1,098,304		-28.6%

Average sales price per unit:
Oil (per Bbl)	$86.34		$64.42		34.0%	$83.67		$65.47		27.8%
Natural gas (per Mcf)	1.97		1.82		8.2%	2.82		2.63		7.2%
Natural gas liquids (per Bbl)	29.87		26.30		13.6%	32.48		29.22		11.2%
Combined (per BOE)	56.02		44.56		25.7%	57.41		48.44		18.5%

Average unit cost per BOE:
Production expenses	18.88		17.48		8.0%	17.88		16.58		7.8%
Production taxes	3.69		3.11		18.6%	3.81		3.35		13.7%
Depreciation, depletion, amortization and accretion	20.86		20.27		2.9%	20.65		19.70		4.8%

Capital expenditures	$567,449		$1,021,413			$1,921,745		$3,053,460

Oil, natural gas and NGL revenues

For the three months ended September 30, 2026, revenues from oil, natural gas and NGL sales were $13.8 million. Revenues for the sale of crude oil were $11.4 million, which resulted in a realized price of $86.34 per Bbl. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $1.97 per Mcf. Revenues for the sale of NGLs were $1.7 million, which resulted in a realized price of $29.87 per Bbl. For the three months ended September 30, 2025, revenues from oil, natural gas and NGL sales were $15.8 million. Revenues for the sale of crude oil were $12.9 million, which resulted in a realized price of $64.42 per Bbl. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $1.82 per Mcf. Revenues for the sale of NGLs were $2.1 million, which resulted in a realized price of $26.30 per Bbl.

For the nine months ended September 30, 2026, revenues from oil, natural gas and NGL sales were $45.0 million. Revenues for the sale of crude oil were $36.6 million, which resulted in a realized price of $83.67 per Bbl. Revenues for the sale of natural gas were $3.1 million, which resulted in a realized price of $2.82 per Mcf. Revenues for the sale of NGLs were $5.3 million, which resulted in a realized price of $32.48 per Bbl. For the nine months ended September 30, 2025, revenues from oil, natural gas and NGL sales were $53.2 million. Revenues for the sale of crude oil were $43.5 million, which resulted in a realized price of $65.47 per Bbl. Revenues for the sale of natural gas were $3.5 million, which resulted in a realized price of $2.63 per Mcf. Revenues for the sale of NGLs were $6.2 million, which resulted in a realized price of $29.22 per Bbl.

The Partnership’s sold production volumes of approximately 2,700 BOE per day and 2,900 BOE per day for the three and nine months ended September 30, 2026 indicate a substantial decrease compared to the three and nine months ended September 30, 2025, primarily due to the natural production decline of aging wells. The Partnership's primary operator completed 15 new wells during the summer of 2024, which contributed to higher daily production during 2025; daily production for the three and nine months ended September 30, 2025 totaled approximately 3,900 BOE per day and 4,000 BOE per day, respectively. New wells often have high levels of production immediately following completion, then decline to more consistent levels.

As noted above, the geopolitical unrest in the Middle East and the related impacts to transportation routes and global supplies, has directly contributed to higher market prices for oil for the three and nine months ended September 30, 2026, in comparison to the same periods of 2025. Higher oil market prices correspondingly led to increased realized sales prices for the Partnership's sold production, which helped to offset the natural decline in well production during 2026. The Partnership's natural gas differentials marginally improved during the third quarter of 2026, which contributed to higher realized natural gas sales prices for the three and nine months ended September 30, 2026.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Sanish field. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil differential has improved in 2026, as the differential for the three and nine months ended September 30, 2026 was approximately $0.60 per barrel and $0.25 per barrel lower compared to the same periods of 2025, respectively. Lower oil differentials increase the Partnership’s realized oil sales prices.

The Dakota Access Pipeline is a significant pipeline that transports oil and natural gas from North Dakota fields. Its use by operators in the region is currently in ongoing litigation in the United States. If use of the Dakota Access Pipeline or any other regional pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s oil differentials, realized sales prices, results of operations and/or cash flows.

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

For the three months ended September 30, 2026 and 2025, production expenses were $4.7 million and $6.2 million, respectively, and production expenses per BOE of sold production were $18.88 and $17.48, respectively. For the nine months ended September 30, 2026 and 2025, production expenses were $14.0 million and $18.2 million, respectively, and production expenses per BOE of sold production were $17.88 and $16.58, respectively. The decrease in total production expenses during 2026, compared to 2025, is the result of (i) reduced variable lease operating and gathering and processing costs and (ii) fewer well workovers required to maintain well performance. However, lower sold production volumes during the three and nine months ended September 30, 2026 decreases the production base over which fixed operating costs are spread, which led to the increase to production expenses per BOE of sold production compared to the same periods of 2025.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2026 and 2025 were $0.9 million (6.6% of revenue) and $1.1 million (7.0% of revenue), respectively. Production taxes for the nine months ended September 30, 2026 and 2025 were $3.0 million (6.6% of revenue) and $3.7 million (6.9% of revenue), respectively. Oil production comprised approximately 54% and 56% of the Partnership’s sold production volumes for the three and nine months ended September 30, 2026, compared to 57% and 61% for the three and nine months ended September 30, 2025.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal and consulting fees along with insurance and reporting expenses. General and administrative expenses for the three months ended September 30, 2026 and 2025 were $0.3 million and $0.2 million, respectively. General and administrative expenses for the nine months ended September 30, 2026 and 2025 were $0.9 million and $1.1 million, respectively. The timing of receipt and payment of certain professional fees resulted in higher general and administrative costs for the third quarter of 2026, compared to the third quarter of 2025. However, the Partnership has realized lower legal and professional fees for the nine months ended September 30, 2026, compared to the same period of 2025, which has resulted in a reduction in 2026 general and administrative expenses.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. DD&A for the three months ended September 30, 2026 and 2025 was $5.1 million and $7.2 million, and DD&A per BOE of sold production was $20.86 and $20.27, respectively. DD&A for the nine months ended September 30, 2026 and 2025 was $16.2 million and $21.6 million, and DD&A per BOE of sold production was $20.65 and $19.70, respectively. The increase in DD&A expense per BOE of production in 2026 is primarily due to the decrease of the Partnership’s estimated proved undeveloped reserves during the most recent reserves analyses (as of December 31, 2025 and June 30, 2026) resulting from well production performance and future forecasts.

Loss on derivatives

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Settlement loss on matured derivatives	$-	$(12,628)
Loss on mark-to-market of derivatives	(1,138,876)	(57,814)
Loss on derivatives	$(1,138,876)	$(70,442)

The Partnership’s oil production contracts that expired during the three months ended September 30, 2026 represented approximately 66,000 barrels of oil and were settled at no cost or benefit to the Partnership, as contract prices on settlement dates were within the established floor and ceiling prices. The Partnership's oil production contracts that expired during the nine months ended September 30, 2026 represented 132,000 barrels of oil. The Partnership realized a loss of approximately $13,000 on the settlement of those contracts, equating to an approximate loss of $0.10 per barrel on its hedged oil production, and an approximate loss of $0.03 per barrel of total 2026 year-to-date sold oil production.

The mark-to-market (non-cash, unrealized) loss recorded for the three and nine months ended September 30, 2026 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)
10/2026 - 12/2026	NYMEX	Oil (bbls)	66,000	75.00 / 98.00

Interest expense

Interest expense for the three months ended September 30, 2026 and 2025 was $6,000 and $29,000, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $61,000 and $124,000, respectively. The Partnership has had no outstanding balance on the BF Credit Facility throughout 2026, so the expense recorded primarily represents expensed loan costs and non-use fees under the BF Loan Agreement.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest expense; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$1,639,194	$1,045,713	$10,778,771	$8,486,469
Interest expense	6,389	28,565	61,104	123,723
Depreciation, depletion, amortization and accretion	5,145,015	7,185,043	16,184,083	21,632,075
Exploration expenses	-	-	-	-
Non-cash loss on mark-to-market of derivatives	1,138,876	-	57,814	-
Adjusted EBITDAX	$7,929,474	$8,259,321	$27,081,772	$30,242,267

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on hand, the cash flow generated from the Sanish Field Assets, and availability under the Partnership’s revolving credit facility, if any. The Partnership had approximately $7.8 million in cash on hand at September 30, 2026, and the Partnership generated approximately $25.4 million and $43.7 million in net cash flow from operating activities for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. The Partnership's available borrowing capacity is $10 million, and in November 2026, the Partnership and its lender amended the BF Loan Agreement that renewed and extended the BF Credit Facility for two additional years to March 1, 2029.

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

Distributions

For the three and nine months ended September 30, 2026, the Partnership paid distributions of $0.47 per common unit and $1.17 per common unit, or $8.9 million and $22.2 million, respectively, inclusive of the special distribution of $0.12 per common unit, or $2.3 million, declared to unitholders in June 2026 and paid in July 2026. In September 2026, the Partnership declared its regularly scheduled cash distribution to its holders of common units of $0.12 per common unit for the month of September 2026. In addition, the General Partner approved a special distribution of $0.12 per common unit to holders that reduces the accumulated unpaid distribution total. In total, these declared distributions of $0.24 per common unit, or approximately $4.6 million, have been included in Accounts payable and accrued expenses on the Partnership’s consolidated balance sheet as of September 30, 2026. The distributions were paid on October 5, 2026 to the common unit holders on record as of September 30, 2026.

For the three and nine months ended September 30, 2025, the Partnership paid distributions of $0.35 per common unit and $1.05 per common unit, or $6.6 million and $19.9 million, respectively.

The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined in “Note 8. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q. After the July 6, 2026 and October 5, 2026 payments of the special distributions, the unpaid Payout Accrual, for the period from March 2020 through November 2021, totaled $1.963789 per common unit, or approximately $37.3 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.9 million and $3.1 million in capital expenditures for the nine months ended September 30, 2026 and 2025, respectively.

The Partnership anticipates that it may be obligated to invest at least an additional $100 million from 2026 through 2030 to participate in new well development in the Sanish Field without becoming subject to non-consent penalties under the joint operating agreements governing the Sanish Field Assets.

As described above, the Partnership’s liquidity is currently dependent upon cash on hand, cash from operations and availability under the BF Credit Facility. If the Partnership is not able to generate sufficient cash from operations or there is no availability under its credit facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

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

Subsequent Events

In October 2026, the Partnership paid approximately $4.6 million, or $0.24 per outstanding common unit, in distributions to its holders of common units.

In October 2026, the Partnership declared a monthly cash distribution to its holders of common units of $0.11 per outstanding common unit for the month of October 2026. The distribution of approximately $2.1 million was paid on November 4, 2026 to common unit holders on record as of October 31, 2026.

In November 2026, the Partnership and its lender entered into the Eighth Amendment to the BF Loan Agreement that renewed and extended the BF Credit Facility for two additional years to March 1, 2029. The borrowing base of the BF Credit Facility remains $10 million, and the Partnership paid a renewal fee to the Lender of $50,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Eighth Amendment to Credit Agreement dated November 13, 2026 by and among Energy 11 Operating Company, LLC and Energy 11, L.P., as Borrowers, BancFirst, as Administrative Agent for the Lender hereto*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

The following materials from Energy 11, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

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

Date: November 13, 2026